Form 10KSB
period 2003-12-31
COMMUNITY BANKS OF GEORGIA INC
filed 2004-03-30
CIK 1273555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  000-50522

Community Banks of Georgia, Inc.

(Exact name of Small Business Issuer in Its Charter)

Georgia	20-0485183

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountainside Drive, Jasper, Georgia 30143

(Address of principal executive office) (Zip Code)

(706) 253-9600

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common stock, par value $5.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment hereto.  ☒

State issuer’s revenues for its most recent fiscal year.  $6,937,893.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors):  As of March 16, 2004: 540,678 shares of common stock $5.00 par value with an aggregate value of $8,110,170 (based on market value of $15.00 per share).

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of March 16, 2004 there were issued and outstanding 970,000 shares of common stock. Portions of the issuer’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II.  Portions of the issuer’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

               Community Banks of Georgia, Inc. (the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 2003 and commenced operations later that year by acquiring 100% of the outstanding shares of Community Bank of Pickens County (the “Bank”).  The Bank was incorporated in 2000 as a banking corporation under the laws of the State of Georgia for the purpose of conducting a commercial banking business.  The Bank opened for business on October 2, 2000.

               The Bank engages in a general commercial banking business in Pickens County, emphasizing personal banking services to individual consumers, small to medium-sized businesses, and independent residential contractors and making Small Business Administration Loans.  The Bank’s deposits are insured by the FDIC up to the applicable legal limits.  The Bank has only one office, located at 15 Mountainside Drive, Jasper, Georgia  30143 and its primary service area consists of Pickens County and our secondary trade area includes Cherokee and Gilmer Counties.  The Company conducts substantially all of its business through the Bank and all references herein to “we”, “our” or “us” shall refer to both the Company and the Bank.

               As of December 31, 2003, we had 629 holders of record of our Common Stock and total assets of $119,357,781.

Cautionary Statement about Forward Looking Statements

               This Form 10-KSB, both in the Management’s Discussion and Analysis section and elsewhere, contains forward-looking statements as such term is defined under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although we believe the assumptions underlying the forward-looking statements contained in the discussions are reasonable, any of the assumptions could be inaccurate; therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: loss of key personnel; lower lending limits than our competitors; competition from other providers of financial services; an inability to attract deposits as large as our competitors; changes in interest rates; economic conditions (both generally and in the market where we operate); our limited ability to pay dividends; a possible decrease in the market price of our common stock; the lack of a trading market for our common stock; government regulation and legislation; the effects of dilution on our common stock; and other risks detailed in our filings with the Federal Deposit Insurance Corporation and Securities and Exchange Commission, all of which are difficult to predict and which may be beyond our control.  We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Services and Markets

               The Bank services Pickens, Cherokee, and Gilmer Counties.  The Bank emphasizes small business and retail banking and offers such customary bank services as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposits, individual retirement accounts, safe deposit facilities, and money transfers.  The Bank also finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit and credit card accounts and provides a variety of other banking services.

Deposits

               The Bank offers a full range of depository accounts to both consumers and businesses.  At December 31, 2003, deposits consisted of the following accounts:

	Amount	Percentage

Noninterest bearing	$5,930,829	5.6%
Interest-bearing (NOW) accounts	6,103,105	5.8%
Savings	1,385,673	1.3%
Money Market Deposits	7,158,235	6.8%
Certificates of Deposits, $100,000 or less	54,590,810	51.7%
Certificates of Deposits, $100,000 or more	30,369,978	28.8%

Total Deposits	$105,538,630	100%

               Management is of the opinion that time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.  The Bank is a member of The Federal Home Loan Bank of Atlanta, which provides another source of funding to support our lending and investment activities.

Loans

               The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers.  Secured loans include first and second real estate mortgage loans.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2003, consumer, real estate (including residential and commercial mortgage and construction loans) and commercial non-mortgage loans represented approximately 9.1%, 73.6%, and 17.4%, respectively, of the Bank’s total loan portfolio.

Lending Policy

               The Bank’s current lending strategy is to make loans primarily to persons who reside, work or own property in the Bank’s market area.  Unsecured loans normally are made only to persons who maintain depository relationships with the Bank.  Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan.

               The Bank provides each lending officer with written guidelines for lending activities.  Lending authority is delegated by the Bank’s Board of Directors to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.  All unsecured loans in excess of $50,000 and secured loans in excess of $250,000 must have the approval of the our President, Chief Financial Officer or Senior Vice President prior to being committed.  Generally, unsecured loans above $80,000 and secured loans over $400,000 require the approval of the loan committee of the Board of Directors.

Loan Review and Non-performing Assets

               An outside service reviews the Bank’s loan portfolio to determine deficiencies and corrective action to be taken.  The results of the review by the outside service are presented to the our President and the loan committee of the Bank’s Board of Directors.  Past due loans are reviewed at least weekly by the Bank’s lending officers and a summary report is reviewed monthly by the loan committee of the Board of Directors.  The loan committee of the Board of Directors reviews all new, renewed, and past due loans.

Asset/Liability Management

               Our President and Chief Financial Officer manage the Bank’s assets and liabilities.  These officers attempt to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk and direct the Bank’s overall acquisition and allocation of funds.  At quarterly meetings, the Asset and Liability Committee (the “ALCO Committee”) reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

Investment Policy

               The Bank’s investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints.  The policy is reviewed from time to time by the Bank’s Board of Directors.  Portfolio composition and performance are reviewed and approved monthly by the Board of Directors.  Our President and Chief Financial Officer implement the policy and report information to the Board of Directors on a monthly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Competition

               The banking business is highly competitive.  We compete with several financial institutions including banks, savings and loan associations, finance companies, credit unions, and certain governmental agencies in Pickens, Cherokee, and Gilmer Counties, most of which are larger and have greater resources than we do.  We also compete with other financial institutions.

Employees

               As of March 16, 2004, we had 21 full-time employees and 3 part-time employees.  We are not a party to any collective bargaining agreement, and we believe that our employee relations are good.

Supervision and Regulation

               The following is an explanation of the supervision and regulation of the Company and the Bank as financial institutions.  This explanation does not purport to describe state or federal supervision and regulation of general business corporations.

               General.  The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”).  The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

               The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

•	making or servicing loans and certain types of leases;

•	performing certain data processing services;

•	acting as fiduciary or investment or financial advisor;

•	providing brokerage services;

•	underwriting bank eligible securities;

•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

•	making investments in corporations or projects designed primarily to promote community welfare.

               Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

•	providing financial, investment, or economic advisory services, including advising an investment company;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

•	underwriting, dealing in or making a market in securities.

               A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

               Under this legislation, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

               The Company has no immediate plans to register as a financial holding company.

               The Company must also register with the DBF and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of the Company and the Bank and related matters.  The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company and the Bank.

               The Company is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Company, (2) investments in the stock or securities of the Company by the Bank, (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Company by the Bank.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

               As a Georgia bank, the Bank is subject to the supervision of, and is regularly examined by, the FDIC and the DBF.  Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other reorganization.  The DBF requires the Bank to prepare and distribute annually to its shareholders reports on its financial condition and to conduct an annual internal audit of its financial affairs in compliance with minimum standards and procedures prescribed by the DBF.  The DBF also requires the Bank to maintain a certain ratio of total capital to total assets.  In addition, the DBF’s regulations mandate that the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures not exceed 60% of the Bank’s statutory capital base as defined in Section 7-1-4(35) of the Financial Institutions Code of Georgia.

               Payment of Dividends.  The Company is a legal entity separate and distinct from the Bank.  Most of the revenue of the Company results from dividends paid to it by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Company to its shareholders.

               Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a Georgia bank without first obtaining the written permission of the DBF unless such bank meets all of the following requirements:

•	total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

•

the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

•	the ratio of equity capital to adjusted assets is not less than 6%.

               The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statues and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2003, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $654,000.

Capital Adequacy

               The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); and  (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%).  In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies.  “Tier I Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.  The revised standards have not had a significant effect on the Company’s capital requirements.

               In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

               The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  As of December 31, 2003 and 2002, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

Monetary Policies

               The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve.  The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.  In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and income of the Bank.

Available Information

               The Company files Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, with the Securities & Exchange Commission (the “SEC”).  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the Company’s filings with the SEC.  The Bank’s website is http://www.communitybankofpickenscounty.com.

ITEM 2.	DESCRIPTION OF PROPERTIES.

               Our office is located in a 10,000 square foot building at 15 Mountainside Drive, Jasper, Georgia with three drive-through windows.  We own the building and it is not subject to any encumbrances.

ITEM 3.	LEGAL PROCEEDINGS.

               We are not aware of any pending or threatened legal proceeding against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to the Company’s shareholders during the fourth quarter of the 2003 fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               Our Common Stock is not traded on any established public trading market.  At March 1, 2004, there were approximately 626 holders of record of Common Stock and 970,000 shares issued and outstanding.

               Management is aware of six trades of the Common Stock in 2003, aggregating 6,700 shares in blocks ranging from 100 to 5,000 shares at prices ranging from $12.50 to $15.00 per share.

Dividends

               We have not declared any dividends on the Common Stock.  The amount and frequency of dividends will be determined by the Board of Directors in light of our earnings, capital requirements, and the financial condition, and no assurances can be given that dividends will be paid in the future.  Our ability to pay dividends is also subject to certain restrictions imposed by federal and state banking laws and regulations.  See Item 1 “Supervision and Regulation” for more information concerning our ability to pay dividends.

Recent Sales of Unregistered Securities

               As of February 24, 2003, the Bank had sold 400,000 additional shares of Common Stock of the Bank pursuant to an offering and received gross proceeds totaling $5 million and incurred $38,055 of offering costs related to the offering.  The offering was conducted by the Bank’s directors and executive officers.  Their sales activities were in addition to their other duties, and they did not receive any commission or other remuneration for such sales.  The shares of the Bank were exempt from registration with the FDIC or the SEC.

               All of the shares of the Bank were exchanged for shares of the Common Stock during our holding company formation, an offering that was exempt from registration with the FDIC or the SEC.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary Financial Data

          The following table sets forth summary historical financial data as of and for the years ended December 31, 2003, 2002 and 2001.  The selected financial data has been derived from the financial statements that have been audited by Porter Keadle Moore, LLP, independent certified public accountants.  This information should be read in conjunction with management’s discussion and analysis of financial condition and results of operation.

	As of and for the Year Ended December 31,
	2003	2002	2001

	(in thousands, except share and per share data)
Balance Sheet Data:
Securities available for sale	$20,907	$10,168	$3,944
Loans, net	89,791	52,653	25,399
Total assets	119,358	68,966	38,185
Deposits	105,539	58,038	32,881
Total shareholders’ equity	11,581	8,817	5,096

Average Balances:
Loans	74,621	39,150	17,342
Earning assets	94,022	49,925	24,174
Assets	99,209	54,006	25,849
Deposits	85,660	43,296	19,065
Shareholders’ equity	10,687	5,240	5,109

Results of Operations:
Net interest income	4,319	2,100	894
Provision for loan losses	558	330	250
Other income	511	216	111
Other expenses	2,240	1,681	1,118
Net earnings (loss)	1,271	215	(22)

Per Share Data:
Net earnings (loss) per share	$1.35	.38	(.04)
Diluted net earnings (loss) per share	$1.28	.35	(.04)

Key Performance Ratios:
Return on average equity	11.88%	4.10%	(.41)%
Return on average assets	1.28%	.40%	(.08)%
Average equity to average assets	10.77%	9.70%	19.76%
Average loans to average deposits	87.11%	84.32%	90.96%
Net interest margin	4.59%	4.21%	3.69%

General

               This discussion and analysis is intended to assist you in understanding our financial condition and results of operations of the Company and the Bank, collectively during the three years ended December 31, 2003.  You should read this commentary in conjunction with our consolidated financial statements and the related notes and the other statistical information included elsewhere in this report, as well as with an understanding of our short operating history.  All financial information presented herein reports our results in accordance with accounting principles generally accepted in the United States of America and other applicable regulations.

Overview

               The year 2003 was an exciting year for the Company as we continued our growth in assets, earnings and people.  Total assets increased from $69 million to $119 million and net earnings increased from $215,000 to almost $1.3 million.  We also added 2 employees during 2003 to bring the total to the full-time equivalent of 23 employees.  Our investment in high quality banking professionals in our north Georgia banking marketplace has allowed us to position ourselves as a well respected financial service provider and competitor.  Our growth also allowed us to further leverage our existing capital.

               Our earnings showed improvement in 2003 as we made significant progress in managing our net interest income as the higher rate deposits generated shortly after we opened for business in a higher interest environment continued to renew at current rates.  We reduced our cost of funds 109 basis points by increasing core deposits and repricing time deposits, raising our net interest margin 38 basis points.  Additionally, we enjoyed strong performance from our non-interest income contributors, including mortgage lending, continued core growth and profitability in the deposit services area, and earnings contribution from the sale of investment securities.  We believe, however, that we are likely to experience a decrease in mortgage lending volume and associated non-interest income in 2004 as a result of stabilized or increased mortgage interest rates and reduced demand for refinancings.

               Growth is generated through building loan and deposit relationships with customers.  We have held steadfast to our belief that we can build a successful banking business through mining and nurturing the relationships that our employee bankers have built over their careers.  We have been pleased with the pace of our core growth in loans and deposits, as it has exceeded our original projections submitted with our application filed with the DBF and FDIC.

               At December 31, 2003, we had total consolidated assets of $119.4 million, net loans of $89.8 million, investment securities available for sale of $20.9 million, total deposits of $105.5 million, and shareholders’ equity of $11.6 million.

Background

               The organizers of Community Bank of Pickens County filed a joint application to charter the bank with the DBF and the FDIC on January 5, 2000.  From that point until October 2, 2000, our principal activities were related to organization, conducting an initial public offering, and the pursuit of approvals from the DBF of its application to organize as a state chartered bank and from the FDIC for deposit insurance.

               On September 30, 2000, we concluded the initial offering of common stock in which 570,000 shares of common stock were sold at $10.00 per share.  After receiving all applicable regulatory approvals and satisfying pre-opening examination procedures, we opened for business on October 2, 2000 with a staff of 13 employees in banking facilities located in Jasper, Georgia.

               Beginning September 30, 2002, we offered for sale at $12.50 per share up to 400,000 shares of our $5.00 par value common stock in a secondary stock offering.  We completed this sale of common stock during the first quarter of 2003, selling 400,000 shares and receiving proceeds in the amount of $5,000,000, net of offering costs of $38,055.  The proceeds of the offering are being used to provide necessary capital for future growth.

               On October 20, 2003, Community Banks of Georgia, Inc. received approval to become a one-bank holding company owning 100% of the stock of Community Bank of Pickens County.  On December 19, 2003, the Company effected a corporate reorganization whereby the shareholders of the Bank became shareholders of the Company by exchanging their current shares of the Bank for shares of the Company on a one for one basis.  This transaction has been accounted for as a corporate reorganization by entities under common control, whereby the Company has been capitalized as of the effective date of the reorganization based on the historical financial statements of the Bank’s December 31, 2002 financial statements.

Critical Accounting Policies

               The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates that, in the case of the determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows.  While all of our significant accounting policies are discussed in the notes to our consolidated financial statements included elsewhere in this report, our allowance for loan loss policy is our only critical accounting policy.

               Our judgment in determining the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans in the portfolio.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to pay, overall portfolio quality, and reviews of specific problem loans.  In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different grading categories. Grades five, six and seven, which represent criticized or classified loans (loans with greater risk of loss potential), are assigned allocations of loss based on published regulatory guidelines.  These loans are inadequately protected by the current net worth or paying capacity of the borrower or the collateral pledged.  Loans classified in this manner have well-defined weaknesses that jeopardize liquidation of the debt.  Loans graded one through four are stratified by type and allocated loss ranges based on our perception of the inherent loss for the strata.  The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

               We use an independent third party to review the Bank’s loan portfolio and place loans into various loan grading categories, which assists in developing lists of potential problem loans.  These loans are constantly monitored by the loan review function to ensure early identification of any deterioration.  The Board reviews our allowance level on a quarterly basis in compliance with regulatory requirements.

In addition, any adversely rated loans will receive allowance allocations consistent with recommended regulatory percentages.

               As the loan portfolio matures a more comprehensive methodology, which considers risk by loan types, will be employed.

Net Earnings

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

               Our results for the year ended December 31, 2003, when compared to the year ended December 31, 2002, reflected continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income.  Total revenues, which are comprised of net interest income and noninterest income, for the year ended December 31, 2003, were $6.9 million, compared to total revenues for the year ended December 31, 2002 of $3.9 million.  The provision for loan losses was $558,000 for 2003 compared to $330,000 in 2002, with both of these amounts attributable to the growth in loans in the respective periods.  Noninterest expenses were $2.2 million for the year ended December 31, 2003, compared to $1.7 million for the year ended December 31, 2002.  Net earnings for the year ended December 31, 2003 were $1.3 million compared to $215,000 for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

               Our results for the year ended December 31, 2002, when compared to the year ended December 31, 2001, also reflected continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income.  Total revenues for the year ended December 31, 2002 were $3.9 million, compared to total revenues for the year ended December 31, 2001 of $2.0 million.  The provision for loan losses was $330,000 for 2002 compared to $250,000 in 2001.  Noninterest expenses were $1.7 million for the year ended December 31, 2002, compared to $1.1 million for the year ended December 31, 2001.  Net earnings for the year ended December 31, 2002 were $215,000 compared to a net loss of $22,000 for the year ended December 31, 2001.

Net Interest Income

For the Year-Ended December 31, 2003

               In 2003, average interest earning assets increased to $94.0 million, or 94.8% of total assets, as compared to $49.9 million, or 92.4% of assets, in 2002.  This increase was primarily due to the increase in loans outstanding due to increased demand in our market.  Average loans outstanding for 2003 were $74.6 million, compared to $39.2 million for 2002.  Average interest-bearing liabilities for 2003 increased to $83.2 million, up from the $45.1 million average for 2002, primarily as a result of increased time deposits.

               Net interest income is the single largest contributor to earnings.  Net interest income is the interest we earn on loans and investments, reduced by the interest we pay on deposit accounts and other borrowings.

               During 2003, we experienced a fairly flat interest rate environment, as there was only one 25 basis points decrease in interest rates during the year.  This allowed some of the deposits that we had priced at higher rates when the Bank first opened to be repriced at lower rates, thereby reducing our overall cost of funds, and increasing our net interest income.

               Our net interest income is negatively affected by the deposit rate environment in our markets which, because of competitive pressure, are generally above prevailing national rates.  We have reduced this effect by funding some of our lending with lower cost brokered deposits, but we have internally limited our reliance on this potentially volatile funding source to no more than 20% of total deposits.

               The banking industry uses two key ratios to measure relative profitability of net interest income: net interest rate spread and net interest margin.  The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest income as a percent of average total earning assets and takes into account the positive impact of investing non-interest-bearing deposits and our capital, to the extent not invested in non-earning assets.

               Our net interest spread was 4.31% for the year 2003 and 3.86% for 2002, while our net interest margin was 4.59% for the year 2003 and 4.21% in 2002.  Our net interest margin increased since 2002 primarily because of the growth in interest earning assets at a pace greater than our interest bearing liabilities, as well as our successful efforts to reduce our cost of interest bearing liabilities more than the reduction in yield on our interest earning assets.

               The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities (in thousands).

	2003			2002			2001

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

ASSETS

Interest earning assets:
Federal funds sold and interest bearing deposits	3,564	36	1.01%	3,404	55	1.62%	6,084	222	3.65%
Investment securities	15,837	736	4.65%	7,371	421	5.71%	748	45	6.02%
Loans	74,621	5,630	7.54%	39,150	3,242	8.28%	17,342	1,668	9.62%

Total interest earning assets	94,022	6,402	6.81%	49,925	3,718	7.45%	24,174	1,935	8.00%

All other assets	5,187			4,081			1,675

Total assets	99,209			54,006			25,849

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing demand and savings	16,444	256	1.56%	11,021	303	2.75%	5,591	232	4.27%
Time deposits	64,890	1,781	2.74%	32,275	1,270	3.94%	13,474	810	5.96%
Other borrowings	1,920	46	2.40%	1,822	45	2.46%	-	-	-

Total interest-bearing liabilities	83,254	2,083	2.50%	45,118	1,618	3.59%	19,065	1,042	5.47%

Non-interest bearing deposits	4,326			3,133			1,667
Other liabilities	942			514			104
Stockholders’ equity	10,687			5,240			5,013

Total liabilities and stockholders’ equity	99,209			54,006			25,849

Net interest spread			4.31%			3.86%			2.53%
Net interest income		4,319			2,100			893

Net interest margin on average earning assets			4.59%			4.21%			3.69%

               Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for all periods reported.  Loan fees included in loan interest income above for 2003, 2002 and 2001 were approximately $698,000, $356,000 and $176,000, respectively.

               Changes in interest income and interest expense can result from variances in both volume and rates.  The following table describes the impact on our net interest income resulting from changes in average balance and average rates for the periods indicated.  The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

For the Year Ended December 31, 2002

               In 2002, average interest earning assets increased to $49.9 million, or 92.4% of total assets, as compared to $24.2 million, or 93.5% of assets, in 2001.  This increase was primarily due to the increase in loans outstanding.  Average loans outstanding for 2002 were $39.2 million, compared to $17.3 million for 2001.  Average interest-bearing liabilities for 2002 increased to $45.1 million, up from the $19.1 million average for 2001.

               During 2002, we experienced a fairly flat interest rate environment, as there was only one 50 basis points decrease in interest rates during the year.  This allowed some of the deposits that we had priced at higher rates when the bank first opened to be repriced at lower rates, thereby reducing our overall cost of funds and increasing our net interest income.

               Our net interest spread was 3.86% for the year 2002 and 2.53% for 2001, while our net interest margin was 4.21% for the year 2002 and 3.69% in 2001.  Our net interest margin increased from 2001 primarily because of the growth in interest earning assets at a pace greater than our interest bearing liabilities, as well as our successful efforts to reduce our cost of interest bearing liabilities more than the reduction in yield on our interest earning assets.

Volume/Rate Analysis
(in thousands)

	Increase (decrease) due to changes in:

	2003 over 2002			2002 over 2001

	Volume	Rate	Total	Volume	Rate	Total

Interest income on:
Loans (including loan fees)	$2,648	(260)	2,388	1,835	(261)	1,574
Investment securities	376	(61)	315	378	(2)	376
Federal funds sold	3	(22)	(19)	(74)	(93)	(167)

Total interest earning assets	3,027	(343)	2,684	2,139	(356)	1,783

Interest expense on:
Interest-bearing demand and savings	115	(162)	(47)	169	(98)	71
Time deposits	985	(474)	511	817	(357)	460
Other borrowed funds	2	(1)	1	45	-	45

Total interest-bearing liabilities	1,102	(637)	465	1,031	(455)	576

Increase (decrease) in net interest income	$1,925	294	2,219	1,108	99	1,207

Noninterest Income and Noninterest Expenses

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

               Noninterest Income.  Noninterest income consists predominately of service charges on deposit accounts, secondary market mortgage origination fees and other miscellaneous revenues and fees.  Because fees from the origination of mortgage loans, as well as various other components of noninterest income, more closely reflect market conditions, our noninterest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income.

               For the year ended December 31, 2003, our noninterest income was $511,000, which was an increase of $295,000, or 136.8% when compared to the year ended December 31, 2002 primarily because of the gains on sales of securities available for sale, increased service charges on deposit accounts, and an increase in mortgage origination fees.  Noninterest income is made up primarily of service charges on deposit accounts of $228,000, mortgage origination fees of $98,000, gain on sale of securities available for sale of $75,000 and other income of $110,000, and comprised 7.40% of our total revenues (net interest income plus noninterest income) for the year 2003.  It is our goal to have the percentage of noninterest income to total revenues remain at this level or higher over time so that we can continue to develop and maintain more diversified fee-generating revenue streams.

               Noninterest expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.  For the year ended December 31, 2003, we incurred approximately $2.2 million in noninterest expenses compared to $1.7 million for the year ended December 31, 2002.  Our primary components of noninterest expense are salaries and employee benefits of $1.1 million and occupancy and equipment of $288,000.  The increases experienced in 2003 were primarily the result of our need for additional staffing due to our continued growth, as well as increased operating expenses associated with our continued growth.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

               Noninterest Income.  For the year ended December 31, 2002, our noninterest income was $216,000, which was an increase of $115,000, or 103.6% when compared to the year ended December 31, 2001 primarily because of increases in service charges on deposit accounts and increased mortgage origination fees.  Both of these increases are a result of increased volume of deposits and mortgage loans, respectively.  Noninterest income is made up primarily of service charges on deposit accounts of $137,000 and mortgage origination fees of $50,000, and comprised 9.3% of our total revenues (net interest income plus noninterest income) for the year 2002.

               Noninterest  expense.  For the year ended December 31, 2002, we incurred approximately $1.7 million in noninterest expenses compared to $1.1 million for the year ended December 31, 2001.  Our primary components of noninterest expenses are salaries and employee benefits of $868,000 and occupancy and equipment of $274,000. The increases experienced in 2002 were the result of our need for additional staffing due to our growth.

Provision for Loan Losses

               The provision for loan losses of $558,000 was a significant increase over the $330,000 allocated in 2002, due primarily to core loan growth.  Our intention is to provide for future losses so as to maintain an appropriate allowance for loan losses based on analysis of potential risk in the loan portfolio, and because of our limited operating history reliance on the practices of other banking organizations. (See discussion in Allowance for Loan Losses below).

Income Taxes

               Total income tax expense was $762,000 in 2003 compared with $90,000 in 2002.  The primary reason for the increase in taxes was the increase in pretax income from $305,000 in 2002 to $2.0 million in 2003.  The Company’s effective tax rate was 37.5% in 2003 compared to 29.5% in 2002.  This increase in our effective tax rate is attributable primarily to increased state income tax expense.

Changes in Financial Condition

               Total assets at December 31, 2003 were $119.4 million, representing a $50.4 million, or 73.1%, increase from December 31, 2002. Deposits increased $47.5 million, or 81.6%, from December 31, 2002.  Brokered CDs totaled $11.8 million, or 11.2% of total deposits, as of December 31, 2003.  Net loans increased $37.1 million, or 70.5%, from December 31, 2002.  The allowance for loan losses at December 31, 2003 totaled $1.2 million, representing 1.28% of total loans compared to the December 31, 2002 total of $647,000, which represented 1.21% of total loans.  Cash and cash equivalents increased $641,000 from December 31, 2002, which is discussed in more detail in our discussion of liquidity.

Investment Portfolio

               The investment securities portfolio outstanding as of December 31, 2003, 2002 and 2001 was $20.9 million, $10.2 million and $3.9 million, respectively.  All investment securities were classified as available for sale in 2003.  The increase in the investment portfolio in 2003 was due to the overall growth of our balance sheet and related liquidity needs.  We believe the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds.

               The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003 and 2002, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.  Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payouts.  Additionally, the table presents the average yields based on amortized cost as of each year end.

	December 31, 2003			December 31, 2002

	Amortized Cost	Estimated Fair Value	Yield to Maturity	Amortized Cost	Estimated Fair Value	Yield to Maturity

U.S. Government Agencies:
1 to 5 years	997	1,002	2.50%	$2,995	3,024	3.97%
5 to 10 years	7,917	7,916	4.67%	1,990	2,036	5.14%
After 10 years	5,998	5,897	5.39%	1,000	1,002	7.00%

Corporate debt securities:
1 to 5 years	985	1,063	6.88%	471	497	6.88%
5 to 10 years	1,008	1,025	6.75%	500	500	6.75%
After 10 years	500	500	6.25%

Mortgage backed securities	3,499	3,503	4.24%	3,083	3,109	4.74%

Total	20,904	20,907		$10,039	10,168	5.01%

               As of December 31, 2003, 2002 and 2001, we had short-term investments in federal funds sold of $2.0 million, $2.1 million and $5.4 million, respectively.  The federal funds are sold on an overnight basis to other banks.

               At December 31, 2003, there were no investment securities of any issuer other than the U.S. government or its agencies or corporations that were in excess of 10% of stockholders’ equity.

Loan Portfolio

               Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of earning assets into loans.  Total net loans outstanding at December 31, 2003, 2002 and 2001 were $89.8 million, $52.7 million, and $25.4 million, respectively, which is reflective of our overall growth rate.

               Major classifications of loans (in thousands) as of December 31, 2003, 2002 and 2001 are summarized as follows:

	2003		2002		2001

	Amount	% of total	Amount	% of total	Amount	% of total

Commercial, financial and agricultural	15,804	17.37%	$9,902	18.58%	$4,036	15.69%
Real estate – mortgage	57,021	62.69%	29,691	55.71%	16,984	66.01%
Real estate – construction	9,895	10.88%	8,117	15.23%	1,955	7.60%
Consumer	8,241	9.06%	5,590	10.48%	2,753	10.70%

Total loans	90,961	100.0%	53,300	100.00%	25,728	100.00%

Less: Allowance for loan losses	1,163		647		329

Total net loans	89,798		$52,653		$25,399

               The largest component of our loan portfolio was real estate loans, which represented 73.6%, 70.9% and 73.6% of the loan portfolio as of December 31, 2003, 2002 and 2001, respectively.  Of the $66.9 million in real estate loans at December 31, 2003, $29.4 million are commercial loans secured by commercial properties and $32.5 million are consumer loans and commercial loans secured by residential real estate.

               The following table identifies the maturities of the various categories of loans as of December 31, 2003 and addresses the sensitivity of these loans to changes in interest rates.

	Fixed Interest Rates	Variable Interest Rates	Total

Commercial:
Within 1 year	$8,554	1,537	10,091
1 to 5 years	5,037	149	5,186
After 5 years	308	219	527

	13,899	1,905	15,804

Real Estate:
Within 1 year	32,956	2,641	35,597
1 to 5 years	29,069	542	29,611
After 5 years	144	1,564	1,708

	62,169	4,747	66,916

Consumer:
Within 1 year	3,742	263	4,005
1 to 5 years	4,143	0	4,143
After 5 years	0	93	93

	7,885	356	8,241

	$83,953	7,008	90,961

               Due to the short time frame the portfolio has existed, the current loan mix may not be indicative of the ongoing make-up of the portfolio.  In order to reduce collateral risk, we will attempt to maintain a reasonably diversified portfolio.

               We classify loans as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms.  Exceptions are allowed for 90-day past-due loans when such loans are well secured and in process of collection.  Generally, payments received on non-accrual loans are applied directly to principal.  We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans.  A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected.  Impaired loans are measured based on the present value of expected collateral if the loan is collateral dependent.  As of December 31, 2003 and 2002, we had no non-accrual loans, impaired loans, nor significant loans past due greater than 90 days.

Provision and Allowance for Loan Losses

               We are developing policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses are made in an effort to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio and, because of our limited history, other factors, including practices of other banking organizations.  The judgments and estimates associated with our determination of the allowance for loan losses are described under “Critical Accounting Policies” above.

               Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans in the portfolio.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and reviews of specific problem loans.  In determining the adequacy of the allowance for loan losses, management uses a loan grading system, with loans graded and stratified by type with allocations of loss ranges based on management’s perceived inherent loss for the strata.  The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

               While it is the Company’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans.  Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.  After review of all relevant matters affecting loan collectibility, management believes that the allowance for loan losses is appropriate given their analysis of incurred loan losses.

               As of December 31, 2003, the allowance for loan losses was $1.2 million or 1.27% of outstanding loans, as compared to $647,000, or 1.21% of outstanding loans at December 31, 2002, and $329,000, or 1.28% of outstanding loans as of December 31, 2001.  Management attempts to maintain an allowance that is deemed at least adequate based on the evaluation of specific credits along with the overall condition of the portfolio.

               We provided $558,000, $330,000 and $250,000 for the years ended December 31, 2003, 2002 and 2001, respectively, to the allowance for loan losses.

               The following presents an analysis of the allowance for loan losses, including charge-off activity.

	December 31,
	2003	2002	2001

Balance at beginning of period	$647,447	$328,523	$80,000
Charge-offs:
Commercial, financial and agricultural	0	0	0
Commercial real estate	0	0	0
Real estate	0	0	0
Consumer	43,234	12,014	1,477

Total charge-offs	43,234	12,014	1,477

Recoveries:
Commercial, financial and agricultural	0	0	0
Commercial real estate	0	0	0
Real estate	0	0	0
Consumer	1,190	938	0

Total recoveries	1,190	938	0

Net charge-offs	(42,044)	(11,076)	(1,477)

Provision charged to operations	557,648	330,000	250,000

Balance at end of period	$1,163,051	$647,447	$328,523

Ratio of net charge-offs during the period to average loans outstanding during the period	.056%	.028%	0.006%

               We do not currently allocate the allowance for loan losses to various loan categories based on the lack of seasoning of our loan portfolio.  The entire allowance is available to absorb losses from any and all loans.  Anticipated charge-offs are an estimate based on historical experience and other environmental factors and may be more or less than those that ultimately occur.  We do use internal evaluations and external loan review services to place loans into various loan-grading categories, which assist in developing lists of potential problem loans.  Problem loans are monitored by the loan review function to ensure early identification of any deterioration.

               Our current practice is to have the level of the allowance reviewed by the Board on a quarterly basis in compliance with regulatory requirements.  In addition, any adversely rated loans receive allocations consistent with recommended regulatory percentages.  As the loan portfolio matures, a more comprehensive methodology, which considers risk by loan types, will be employed.

Bank Owned Life Insurance

               During 2003 the Company purchased bank owned life insurance (“BOLI”) policies on the lives of certain key officers.  At December 31, 2003, the balance in the cash surrender value associated with these policies totaled $1.35, with $1.29 million due to the purchase of bank owned life insurance policies, and the remainder associated with the increased value in cash surrender value of the policies during the year.  These single premium whole life insurance policies have a positive impact on noninterest income due to the income recognition relating to the increase in cash surrender value.

Deposits

               Core deposits, which include all of our deposits except for time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $75.2 million, $38.3 million and $18.4 million as of December 31, 2003, 2002 and 2001, respectively, which is reflective of our overall growth.

               The average balance of our deposits and the average rates paid on such deposits as of December 31, 2003, 2002 and 2001 were as follows (in thousands):

	December 31, 2003		December 31, 2002		December 31, 2000

	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing demand	4,326		3,133		1,667	-
Interest bearing demand and Savings	16,444	1.56%	11,021	2.75%	5,591	4.27%
Time deposits	64,890	2.74%	32,275	3.94%	13,474	5.96%

	85,660		46,429		20,732

               The maturity distribution of our time deposits of $100,000 or more as of December 31, 2003 (including $11.8 million in brokered deposits) is as follows (in thousands):

December 31, 2003

Three months or less	$4,427
Over three through six months	7,525
Over six through twelve months	10,571
Over twelve months	7,847

Total	$30,370

               During 2003, certificates of deposit obtained from customers located outside of our market area, brokered CDs, increased by $5.5 million, and represented 13.3% of average total liabilities during 2003.  At December 31, 2003, total out-of-area deposits were $11.8 million.  Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from deposit owners directly pursuant to a subscription-based Internet service.  The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country.  Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds.  During most of 2003, rates paid on new out-of-area deposits were slightly below rates paid on new certificates of deposit issued to local customers.  In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits.  Although local deposits have and are expected to increase as new business, consumer and governmental deposit relationships are established and as existing customers increase the balances in their deposit accounts, our reliance on a certain percentage of out-of-area deposits will likely remain.

Liquidity

               We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, we keep cash on hand, maintain account balances with correspondent banks, and purchase and sell federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match these maturities to meet liquidity needs.  It is our policy to monitor our liquidity to meet regulatory requirements and local funding requirements.  We believe our current level of liquidity is adequate to meet our needs.

               Our primary source of liquidity is a stable base of deposits.  We raise deposits by providing deposit services in our market and through a network of deposit brokers.  Scheduled repayments on loans, and interest and maturities of our investments also provide liquidity.  All of our securities have been classified as available-for-sale.  If necessary, we have the ability to sell a portion of our investment securities to manage our interest sensitivity gap or liquidity.  We may also utilize cash and due from banks and federal funds sold to meet liquidity needs.

               At December 31, 2003, we had an arrangement with a commercial bank for short term unsecured advances up to $1 million.  As of December 31, 2003, we had no outstanding balances under this arrangement.

               Our cash flows are composed of three classifications:  cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Cash and cash equivalents increased by $641,000 to $3.2 million during the year ended December 31, 2003, decreased by $3.1 million to $2.6 million during the year ended December 31, 2002 and increased by $2.6 million to $5.8 million during the year ended December 31, 2001.  The increase for the year ended December 31, 2003 was attributable to our efforts to increase core deposits while continuing to grow our interest earning assets.  The increase in 2002 was primarily attributable to the overall growth of our balance sheet and our need to maintain a necessary level of liquidity related to this growth.  Cash provided (used) by operations totaled $1.5 million, $393,000 and ($174,000), respectively, for the years ended December 31, 2003, 2002 and 2001. Net cash provided by financing activities for the years ended December 31, 2003, 2002 and 2001 totaled $49.1 million, $30.4 million and $26.2 million, respectively, which was primarily made up of $47.5 million, $25.2 million and $26.2 million, respectively, of increased deposits.  Outflows from investing activities for the years ended December 31, 2003, 2002 and 2001 totaled $50.0 million, $34.0 million and $23.4 million, respectively, most of which was net loan increases of $37.7 million, $27.6 million and $17.4 million, respectively, and purchases of investment securities available-for-sale of $20.4 million, $10.0 million and $4.0 million, respectively.

Capital Adequacy

               We are subject to various regulatory capital requirements administered by the federal banking agencies.  As of December 31, 2003, the Bank maintained capital ratios in the “well capitalized” classification.

               The following tables present our regulatory capital position at December 31, 2003:

Risk-Based Capital Ratios

Tier 1 Tangible Capital, actual	11.99%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	7.99%

Total Capital, actual	13.19%
Total Capital minimum requirement	8.00%

Excess	5.19%

Leverage Ratio

Tier 1 Tangible Capital to Adjusted Total
Assets, actual	9.74%
Minimum leverage requirement	4.00%

Excess	5.74%

               Return on Assets and Stockholders’ Equity: The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2003

Return on average assets	1.28%	.40%	(.08)%
Return on average equity	11.88%	4.10%	(.41)%
Dividend payout ratio	0.00%	0.00%	0.00%
Average equity to average assets	10.77%	9.70%	19.76%

Off-Balance Sheet Arrangements

               The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of customers.  These financial instruments include commitments to extend credit, letters of credit and financial guarantees.

               A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Letters of credit and financial guarantees are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as extending loan facilities to customers.  Those commitments are primarily issued to local businesses.

               The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments.  The Company uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees as for on-balance-sheet instruments.  The Company evaluates each customer’s creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

               All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The total amounts of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

               The following table summarizes, as of December 31, 2003, the contract amount of off-balance sheet instruments (in thousands):

2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$15,005
Standby letters of credit	$140

               We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

Interest Rate Sensitivity

               Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

               Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in the same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments.

               We use income simulation modeling as our primary tool to measure interest rate risk and to manage our interest rate sensitivity.  Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, due to its affect on our interest-earning assets and interest-bearing liabilities, but also other potential causes of variability such as changes in earning asset levels, mix, yield, and general market conditions by simulating various increasing and decreasing interest rates.  In managing our interest rate sensitivity, our simulation modeling allows us to focus on the maturity of assets and liabilities and their repricing characteristics during periods of changing interest rates.  This process allows us to manage both our assets and liabilities to respond quickly to changes in interest rates, thereby minimizing the effects of interest rate movements on our net interest income.

               Another monitoring technique that we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position.  Conversely, our net interest income generally would benefit from decreasing interest rates of interest when we have a liability-sensitive gap position.

               To measure our interest sensitivity gap, we continually evaluate the asset mix of our balance sheet in terms of several variables:  yield, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet, we focus on expanding the various funding sources.  The interest rate sensitivity position as of December 31, 2003 is presented in the following table (in thousands).  The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.  The table may not be indicative of our rate sensitivity position at other points in time.

	One year or less	After one but within five years	After five years	Total

Rate sensitive assets:
Investment securities	-	3,409	17,498	20,907
Short term investments	2,027	-	-	2,207
Loans	49,693	38,940	2,328	90,961

Total rate sensitive assets	51,720	42,349	19,826	113,895

Rate sensitive liabilities:
Interest bearing demand and savings	14,647	-	-	20,578
Time deposits	71,584	13,179	198	84,961
FHLB advances	-	-	1,900	1,900

Total rate sensitive liabilities	86,231	13,179	2,098	101,508

Interest sensitive gap per period	(34,511)	29,170	17,728	12,387

Cumulative interest sensitivity gap	(34,511)	(5,341)	12,387

Ratio of cumulative interest sensitivity gap to total assets	(28.91)%	(4.47)%	10.38%

               As indicated in the table above, approximately 84.9% of the interest bearing liabilities will reprice within one year while 45.4% of the interest earning assets will reprice within the same period.  The table also highlights that we are liability sensitive in the first 12 months (as indicated by a negative gap) and cumulatively asset sensitive for the remainder of the periods (as indicated by a positive gap).

               Our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  Varying interest rate environments can create unexpected changes in the prepayment of assets and liabilities that are not reflected in the gap interest rate sensitivity analysis.  For this reason, we place greater emphasis on the simulation modeling analysis discussed above.

Impact of Inflation and Changing Prices

               The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements.  Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles in the United States of America and with general practices within the banking industry.

               Because most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

ITEM 7.	FINANCIAL STATEMENTS.

               The financial statements and the report of our independent accountants are included elsewhere in this report beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               During our two most recent fiscal years, we did not change accountants and had no disagreement with our accountants on any matters of accounting principles, practices, or financial statement disclosure.

ITEM 8A.	CONTROLS AND PROCEDURE

               Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2003.  Based on, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

               There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               The information contained under the headings “Information About Nominees For Director,” and “Compliance with Section 16(a)” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on May 13, 2004, filed with the SEC, is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION.

               The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on May 13, 2004, filed with the SEC, is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

               The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on May 13, 2004, filed with the SEC, is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held on May 13, 2004, filed with the SEC, is incorporated herein by reference.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)	Financial Statements/Exhibits.

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B:

	3.1	Articles of Incorporation of Community Banks of Georgia, Inc., dated March 6, 2003.

	3.2	Bylaws of Community Banks of Georgia, Inc.

	4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of our common stock.

	10.1	Community Bank of Pickens County 2000 Stock Incentive Plan.*

	24	Power of Attorney (included herein on signature page).

	31.1	Certification by John T. Trammell, President and Chief Executive Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Frank N. Eubanks, Chief Financial Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.

(b)	Reports on Form 8-K.

                          A current report on Form 8-K dated December 19, 2003, was filed with the Securities Exchange Commission under Item 5 “Other Events” of such form, announcing the formation of the Company as a bank holding company on December 17, 2003.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jasper, State of Georgia, on the 30th day of March, 2004.

COMMUNITY BANKS OF GEORGIA, INC.
(Registrant)

By:	/s/ John T. Trammell

John T. Trammell Chief Executive Officer and President

POWER OF ATTORNEY AND SIGNATURES

               KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John T. Trammell (with full power to act alone), as true and lawful attorney-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

               Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 30th day of March, 2004.

Signature	Title

/s/ John T. Trammell	Chief Executive Officer, President and Director (principal executive officer)

John T. Trammell

/s/ Frank N. Eubanks	Executive Vice-President, Chief Financial Officer and Director (principal accounting and financial officer)

Frank N. Eubanks

/s/ Donald T. Keeter	Chairman

Donald T. Keeter

/s/ Mickey T. Dunn	Director

Mickey T. Dunn

/s/ Robert W. James	Director

Robert W. James

/s/ Boyd Lee Mullins	Director

Boyd Lee Mullins

/s/ Pierce T. Neese	Director

Pierce T. Neese

COMMUNITY BANKS OF GEORGIA, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Community Banks of Georgia, Inc.

We have audited the accompanying consolidated balance sheets of Community Banks of Georgia, Inc., and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Banks of Georgia, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
February 13, 2004

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002

Assets
Cash and due from banks, including reserve requirement of $124,000 in 2003	$1,222,225	$524,938
Federal funds sold	2,027,000	2,083,000

Cash and cash equivalents	3,249,225	2,607,938

Investment securities available-for-sale	20,906,782	10,168,351
Other investments	263,750	95,000
Loans, net	89,791,071	52,653,016
Premises and equipment, net	2,375,012	2,487,384
Cash surrender value of life insurance	1,350,995	-
Accrued interest receivable and other assets	1,420,946	954,332

	$119,357,781	$68,966,021

Liabilities and Shareholders’ Equity
Deposits:
Demand	$5,930,829	$3,272,117
Interest bearing demand and money market	13,261,340	12,947,484
Savings	1,385,673	1,058,692
Time	54,590,810	20,217,885
Time over $100,000	30,369,978	20,542,107

Total deposits	105,538,630	58,038,285

Federal Home Loan Bank advance	1,900,000	1,900,000
Accrued interest payable and other liabilities	337,946	210,799

Total liabilities	107,776,576	60,149,084

Commitments

Shareholders’ equity:
Common stock, par value $5; 10,000,000 shares authorized; 970,000 and 841,231 issued and outstanding in 2003 and 2002, respectively	4,850,000	4,206,155
Additional paid-in capital	5,803,524	4,875,812
Retained earnings (accumulated deficit)	925,782	(345,247)
Accumulated comprehensive income	1,899	80,217

Total shareholders’ equity	11,581,205	8,816,937

	$119,357,781	$68,966,021

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Interest income:
Loans, including loan fees	$5,629,863	3,242,453	1,668,095
Federal funds sold	36,601	55,100	44,988
Investment securities	727,952	414,427	221,748
Interest-bearing deposits in other banks	7,555	6,328	336

Total interest income	6,401,971	3,718,308	1,935,167

Interest expense:
Interest bearing demand and money market	241,670	284,800	231,887
Savings and time deposits	1,794,718	1,288,759	809,684
Borrowings	46,484	44,906	-

Total interest expense	2,082,872	1,618,465	1,041,571

Net interest income	4,319,099	2,099,843	893,596

Provision for loan losses	557,648	330,000	250,000

Net interest income after provision for loan losses	3,761,451	1,769,843	643,596

Other income:
Service charges on deposit accounts	227,715	136,522	71,684
Mortgage origination fees	97,771	49,618	27,875
Other income	110,647	29,871	11,200
Gain on sale of securities available-for-sale	75,310	-	-

Total other income	511,443	216,011	110,759

Other expenses:
Salaries and employee benefits	1,107,909	868,009	640,690
Occupancy and equipment	287,636	273,807	146,050
Other operating	846,306	539,151	331,645

Total other expenses	2,241,851	1,680,967	1,118,385

Net earnings (loss) before income tax (expense) benefit	2,031,043	304,887	(364,030)

Income tax (expense) benefit	(760,014)	(90,000)	342,338

Net earnings (loss)	$1,271,029	214,887	(21,692)

Basic earnings (loss) per share	$1.34	.38	(.04)

Diluted earnings (loss) per share	$1.28	.35	(.04)

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Net earnings (loss)	$1,271,029	214,887	(21,692)

Other comprehensive income, net of income taxes:
Unrealized gains (losses) on securities available-for-sale:

Holding (losses) gains arising during period, net of tax of $76,620, $70,484 and $21,383 respectively	(125,010)	115,165	(34,948)

Gains on securities available for sale included in net earnings, net of tax of $28,618 in 2003	46,692	-	-

Total other comprehensive (loss) income	(78,318)	115,165	(34,948)

Comprehensive income (loss)	$1,192,711	330,052	(56,640)

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2003, 2002, and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2000	$2,850,000	2,841,579	(538,442)	-	5,153,137

Change in unrealized gain (loss) on securities available for sale	-	-	-	(34,948)	(34,948)

Net loss	-	-	(21,692)	-	(21,692)

Balance, December 31, 2001	2,850,000	2,841,579	(560,134)	(34,948)	5,096,497

Proceeds from stock offering	1,356,155	2,034,233	-	-	3,390,388

Change in unrealized gain (loss) on securities available-for-sale	-	-	-	115,165	115,165

Net earnings	-	-	214,887	-	214,887

Balance, December 31, 2002	4,206,155	4,875,812	(345,247)	80,217	8,816,937

Proceeds from stock offering, net of offering costs of $38,055	643,845	927,712	-	-	1,571,557

Change in unrealized gain (loss) on securities available-for-sale	-	-	-	(78,318)	(78,318)

Net earnings	-	-	1,271,029	-	1,271,029

Balance, December 31, 2003	$4,850,000	5,803,524	925,782	1,899	11,581,205

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$1,271,029	214,887	(21,692)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, amortization, and accretion	137,064	127,775	20,177
Provision for loan losses	557,648	330,000	250,000
Provision for deferred tax (benefit)	(127,780)	27,970	(342,338)
Gain on sale of securities available for sale	(75,310)	-	-
Increase in cash surrender value of life insurance	(60,995)	-	-
Change in:
Accrued interest receivable and other assets	(290,832)	(310,384)	(271,790)
Accrued interest payable and other liabilities	127,147	3,032	191,183

Net cash provided (used) by operating activities	1,537,971	393,280	(174,460)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of securities available for sale	7,592,501	3,963,080	-
Proceeds from sales of securities available for sale	2,065,938	-	-
Purchases of investment securities available for sale	(20,446,800)	(10,001,015)	(4,000,000)
Purchases of other investments	(168,750)	(78,400)	(16,600)
Net change in loans	(37,695,703)	(27,617,620)	(17,375,538)
Purchase of bank owned life insurance	(1,290,000)	-	-
Purchases of premises and equipment	(25,772)	(226,340)	(1,987,521)

Net cash used by investing activities	(49,968,586)	(33,960,295)	(23,379,659)

Cash flows from financing activities:
Net change in deposits	47,500,345	25,157,755	26,169,600
Proceeds from FHLB advances	-	1,900,000	-
Proceeds from the sale of common stock, net of offering costs of $38,055 in 2003	1,571,557	3,390,388	-

Net cash provided by financing activities	49,071,902	30,448,143	26,169,600

Net change in cash and cash equivalents	641,287	(3,118,872)	2,615,481

Cash and cash equivalents at beginning of year	2,607,938	5,726,810	3,111,329

Cash and cash equivalents at end of year	$3,249,225	2,607,938	5,726,810

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,055,019	1,669,639	872,275

Cash paid during the year for income taxes	$811,744	-	-

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities available for sale, net of tax	$78,318	115,165	(34,948)

Transfer of loans to other assets	$—	33,767	—

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies

Nature of Operations

Community Banks of Georgia, Inc. (the “Company”) was incorporated on March 6, 2003.  Effective October 20, 2003 the Company received approval to become a one-bank holding company owing 100% of the stock of Community Bank of Pickens County. The Company is regulated primarily by the Federal Reserve Bank and undergoes periodic examinations by this agency.

Community Bank of Pickens County (“Pickens”) incorporated for the purpose of becoming a community oriented commercial bank with its emphasis on retail banking. Pickens operates in Jasper, Georgia and the surrounding Pickens and Cherokee County area.  In 2000, Pickens raised $5,700,000, net of offering costs of $8,421, through an initial offering of its $5 par value common stock at $10 per share, and opened for business on October 2, 2000.

Beginning September 30, 2002, Pickens offered for sale at $12.50 per share up to 400,000 shares of its $5 par value common stock in a secondary stock offering for total proceeds in the amount of $5,000,000, net of offering costs of $38,055.  The offering was completed in the first quarter of 2003. The proceeds of the offering will be used to provide necessary capital for future growth.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pickens.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale. At December 31, 2003 and 2002, all securities were classified as available for sale.

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders’ equity until realized.

A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock and other equity securities with no readily determinable market value.  Those investments are carried at cost, which approximates fair value.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Loans and Allowance for Loan Losses

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. Generally, payments received on impaired loans are applied directly to principal.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different than those of management.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while costs incurred for maintenance and repairs are expensed currently. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

	Land improvements	15 years
	Building	30 years
	Furniture and equipment	5 - 10 years
	Automobiles	3 years

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Employee and Director Benefit Plans

In connection with Pickens formation and initial offering, warrants were issued to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a period of ten years following the date the Bank opened for business, at the initial offering price of $10 per share. A total of 150,000 warrants were issued, with all warrants vested as of December 31, 2003.

During 2000, the Company adopted a Stock Incentive Plan covering up to 75,000 shares of the Company’s common stock. This Plan is administered by a committee of the Board of Directors and provides for the granting of options to purchase shares of the common stock to officers, directors and key employees of the Company. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the committee. Options will not be exercisable later than ten years after the date of grant.

During 2000, the Company awarded stock options to purchase 45,000 shares of common stock to the three initial officers at the offering price of $10 per share. Of the shares awarded, 30,000 shares will vest evenly on the fifth, seventh and ninth anniversaries of the Company’s opening. The remaining 15,000 shares will fully vest on the fifth anniversary of Pickens’ opening. None of these shares are exercisable as of December 31, 2003.

In February 2003, the Company initiated a postretirement benefit plan to provide retirement benefits to key officers and to provide death benefits for their designated beneficiaries. Under the plan, the Company purchased life insurance contracts on the lives of the key officers. The increase in cash surrender value of the contracts, less the Company’s cost of funds, constitutes the Company’s contribution to the plan each year. Plan participants are to be paid annual benefits for a specified number of years commencing upon retirement. Expenses incurred for benefits relating to this plan were approximately $36,388 during 2003. The Company incurred no expense for benefits to this plan during 2002 and 2001.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Net Earnings (Loss) Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, such as stock options and organizer warrants, are included in diluted earnings per share.

For the Year Ended December 31, 2003:	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,271,029	950,949	$1.34
Effect of dilutive securities – stock options and warrants	-	39,000	(.06)

Diluted earnings per share	$1,271,029	989,949	$1.28

For the Year Ended December 31, 2002:	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$214,887	570,743	$.38
Effect of dilutive securities – stock options and warrants	-	39,000	(.03)

Diluted earnings per share	$214,887	609,743	$.35

For 2001, the potential effect of outstanding options and warrants would be anti-dilutive, and therefore is not presented. Anti-dilutive options and warrants totaled 195,000 as of December 31, 2001. Weighted average shares outstanding were 570,000 in 2001.

(2)	Investment Securities Available-for-Sale
Investment securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$14,912,358	22,924	120,595	14,814,687
Mortgage-backed securities	3,498,881	13,390	8,959	3,503,312
Corporate debt securities	2,492,545	96,238	-	2,588,783

Total	$20,903,784	132,552	129,554	20,906,782

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$5,985,128	77,605	-	6,062,733
Mortgage-backed securities	3,083,233	25,679	-	3,108,912
Corporate debt securities	970,671	26,035	-	996,706

Total	$10,039,032	129,319	-	10,168,351

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The Issue requires disclosure of certain information about other than temporary impairments in the market value of investment securities. The market value of investment securities is based on quoted market values and is significantly affected by the interest rate environment.  At December 31, 2003, all unrealized losses in the investment securities portfolio were related to debt securities. As of December 31, 2003, 9 out of 14 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses.  Of the securities with an unrealized loss as of December 31, 2003, 8 were purchased during 2003 and the other 1 security was in an unrealized gain position at December 31, 2002; therefore, all unrealized losses at December 31, 2003 have been continuous for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

U.S. Government agencies:
1 to 5 years	$997,294	1,001,875
5 to 10 years	7,917,033	7,915,624
Greater than 10 years	5,998,031	5,897,188

	14,912,358	14,814,687

Corporate debt securities:
1 to 5 years	985,088	1,063,403
5 to 10 years	1,007,457	1,025,380
Greater than 10 years	500,000	500,000

	2,492,545	2,588,783

Mortgage-backed securities	3,498,881	3,503,312

	$20,903,784	20,906,782

Proceeds from sales of securities available for sale during 2003 were $2,065,938. Gross gains of $75,310 were recognized on these sales. There were no sales of securities available for sale during 2002 or 2001. Securities with a carrying value of approximately $2,005,000 at December 31, 2003, were pledged to secure advances from the FHLB.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)	Loans

Major classifications of loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Commercial, financial and agricultural	$15,804,348	$9,902,086
Real estate – mortgage	57,020,867	29,691,258
Real estate – construction	9,895,298	8,117,070
Consumer	8,240,609	5,590,049

	90,961,122	53,300,463
Less: Allowance for loan losses	1,163,051	647,447

	$89,798,071	$52,653,016

The Company grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Pickens and Cherokee Counties, Georgia. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Balance at beginning of year	$647,447	328,523	80,000
Provisions charged to operations	557,648	330,000	250,000
Loans charged off	(43,234)	(12,014)	(1,477)
Recoveries on loans previously charged off	1,190	938	-

Balance at end of year	$1,163,051	647,447	328,523

(4)	Premises and Equipment

Major classifications of premises and equipment as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Land	$491,380	491,380
Land improvements	45,222	45,222
Building	1,546,720	1,546,720
Furniture and equipment	560,217	534,446
Automobile	21,510	21,510

	2,665,049	2,639,278

Less: Accumulated depreciation	290,037	151,894

	$2,375,012	2,487,384

Depreciation expense amounted to $138,143, $128,873 and $20,176 in 2003, 2002, and 2001, respectively.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(5)	Deposits

At December 31, 2003 the scheduled maturities of time deposits are as follows:

2004	$71,583,794
2005	6,444,368
2006	321,327
2007	2,777,466
2008	3,635,833
Thereafter	198,000

$84,960,788

(6)	FHLB Advance

The FHLB advance is collaterized by FHLB stock and certain investment securities. The $1,900,000 advance outstanding from the FHLB at December 31, 2003 matures in 2012 and bears interest at a fixed rate of 2.39%. After January 11, 2003, the FHLB has the option to convert the advance into a three month LIBOR-based floating rate advance.

(7)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Current tax expense	$887,794	62,030	-
Utilization of net operating loss	-	(113,213)	(138,381)
Deferred tax expense	(127,780)	141,183	272
Change in valuation allowance	-	-	(204,229)

	$760,014	90,000	(342,338)

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2003	2002	2001

Pre-tax income at statutory rates (34%)	$690,555	103,662	(123,770)
Differences:
State income taxes, net of federal effect	57,616	4,694	-
Change in valuation allowance	-	-	(204,279)
Other, net	11,843	(18,356)	(14,289)

	$760,014	90,000	(342,338)

The following summarizes the components of deferred taxes at December 31, 2003 and 2002.

	2003	2002

Deferred income tax assets:
Allowance for loan losses	$429,515	240,053
Pre-opening expenses	52,170	81,981
Deferred compensation	13,812	-
Other	3,864	1,236

Total gross deferred income tax assets	499,361	323,270

Deferred income tax liabilities:
Premises and equipment	57,213	8,902
Net unrealized gain on securities available for sale	1,099	49,101

Total gross deferred income tax liabilities	58,312	58,003

Net deferred income tax asset	$441,049	265,267

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(8)	Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	Approximate Contract Amount

	2003	2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$15,005,365	$7,436,000
Standby letters of credit	$140,000	$460,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company has a federal funds accommodation with another financial institution where the Company may borrow funds on a short-term basis at the market rate in effect at the time of borrowing. The total federal funds accommodation as of December 31, 2003 is $1,000,000.

(9)	Related Party Transactions

The Company conducts transactions with its directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 2003 and 2002, deposits from directors, executive officers, and their related interests aggregated approximately $3,760,000 and $2,511,000, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2003:

Balance at December 31, 2002	$2,468,721
Advances	5,065,088
Repayments	3,445,455

Balance at December 31, 2003	$4,088,354

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)	Dividend Restrictions

Banking regulations restrict the amount of dividends a bank may pay without obtaining prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of total capital in relation to its assets, deposits and other such items. At December 31, 2003, Pickens may declare dividends up to fifty percent of their prior year’s net income, which approximates $654,000.

(11)	Regulatory Matters

The Company and Pickens are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Pickens to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003, that all capital adequacy requirements to which they are subject have been met.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized Pickens as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Pickens must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Pickens’ category.

The Company’s shareholders’ equity is approximately the same as Pickens’ shareholders’ equity as of December 31, 2003. As such, the Company’s capital amounts and ratios are not presented.

The actual capital amounts and ratios for Pickens are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):	$12,779	13.19%	$7,753	8.00%	$9,692	10.00%
Tier 1 Capital (to Risk Weighted Assets):	$11,616	11.99%	$3,877	4.00%	$5,815	6.00%
Tangible Capital (to Tangible Assets):	$11,616	9.74%	$4,770	4.00%	$5,962	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$9,384	17.7%	$4,250	8.0%	$5,313	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$8,737	16.4%	$2,125	4.0%	$3,188	6.00%
Tangible Capital (to Tangible Assets)	$8,737	16.2%	$2,160	4.0%	$2,700	5.00%

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)	Miscellaneous Operating Expenses

Components of other operating expenses in excess of 1% of interest and other income for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Stationery and supplies	$83,457	52,286	42,761
Data processing fees	130,218	108,074	61,854
Professional fees	134,018	62,077	70,222
Advertising and marketing	110,920	59,907	40,708

(13)	Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents

For cash and due from banks, interest-bearing deposits, commercial paper and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale

Fair values for investment securities are based on quoted market prices.

Other Investments

The carrying amount of other investments approximates fair value.

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance

For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Deposits

The fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances

The fair value of FHLB advances is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are made using variable rates and have short-term maturities, the carrying value and the fair value are immaterial.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(13)	Fair Value of Financial Instruments, continued

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2003 are as follows:

	2003

	Carrying Amount	Estimated Fair Value

	(in thousands)
Assets:
Cash and cash equivalents	3,249	3,249
Investment securities available for sale	20,907	20,907
Other investments	264	264
Loans, net of allowance	89,791	90,655
Cash surrender value of life insurance	1,351	1,351

Liabilities:
Deposits	105,539	106,080
FHLB advances	1,900	2,030

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(14)	Parent Company

As of October 20, 2003 Community Banks of Georgia, Inc. received regulatory approval and effected a corporate reorganization whereby the shareholders of Community Bank of Pickens County became shareholders of Community Banks of Georgia, Inc. by exchanging their current Community Bank of Pickens County shares for Community Banks of Georgia, Inc. shares on a one for one basis.

The transaction has been accounted for as a corporate reorganization by entities under common control, whereby Community Banks of Georgia, Inc. has been capitalized as of the effective date of the reorganization based on the historical financial statements of Community Bank of Pickens County. Therefore, the financial statements of Community Banks of Georgia, Inc. have been restated by taking Community Bank of Pickens County’s 2003, 2002 and 2001 financial statements and reclassifying certain components.

Balance Sheet

December 31, 2003

Assets
Investment in Bank	$11,618,480

Liabilities and Shareholders’ Equity
Other liabilities	$37,275
Shareholders’ equity	11,581,205

$11,618,480

Statement of Earnings

For the Year Ended December 31, 2003

Operating expense	$37,275
Equity in undistributed earnings of Bank	1,308,304

Net earnings	$1,271,029

Statement of Cash Flows

For the Year Ended December 31, 2003

Cash flows from operating activities:
Net earnings	1,271,029
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of Bank	(1,308,304)
Change in other liabilities	37,275

Net cash used by operating activities, which is also net change in cash	-

Cash at beginning of year	-

Cash at end of year	$-

EXHIBIT INDEX

3.3	Articles of Incorporation of Community Banks of Georgia, Inc., dated March 6, 2003.

3.4	Bylaws of Community Banks of Georgia, Inc.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of our common stock.

10.1	Community Bank of Pickens County 2000 Stock Incentive Plan.*

24	Power of Attorney (included herein on signature page).

31.1	Certification by John T. Trammell, President and Chief Executive Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank N. Eubanks, Chief Financial Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.