Form 10QSB
period 2004-03-31
COMMUNITY BANKS OF GEORGIA INC
filed 2004-05-13
CIK 1273555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to  _________

Community Banks of Georgia, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	20-0485183
(State of Incorporation)	(I.R.S. Employer Identification No.)

15 Mountainside Drive Jasper, Georgia	30143
(Address of principal executive offices)	(Zip Code)

706-253-9600
(Telephone Number)

          Indicate whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock, par value $5 per share:  970,000 shares outstanding as of May 13, 2004

Transitional small business disclosure format (check one):

YES ☐   NO ☒

COMMUNITY BANKS OF GEORGIA, INC.

          This form 10-QSB contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause these differences include, but are not limited to, changes in interest rate environment, management’s business strategy, national, regional and local market conditions and legislative and regulatory conditions.

          Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this form 10-QSB. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the other documents we file from time to time with the Federal Deposit Insurance Corporation and Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003 (audited)

Assets

Cash and due from banks, including reserve requirements of $124,000	$608,862	1,222,225
Federal funds sold	799,000	2,027,000

Cash and cash equivalents	1,407,862	3,249,225

Investments available for sale	23,336,446	20,906,782
Other investments	402,151	263,750
Loans, net	97,701,904	89,791,071
Premises and equipment, net	2,398,086	2,375,012
Accrued interest receivable and other assets	1,552,814	1,420,946
Bank Owned Life Insurance	1,818,335	1,350,995

Total assets	$128,617,598	119,357,781

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$6,097,861	5,930,829
Interest bearing demand and money market	11,442,448	13,261,340
Savings	1,975,194	1,385,673
Time	61,343,314	54,590,810
Time over $100,000	32,774,761	30,369,978

Total deposits	113,633,578	105,538,630

Borrowings	1,900,000	1,900,000
Accrued interest payable and other liabilities	866,913	337,946

Total liabilities	116,400,491	107,776,576

Commitments

Shareholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 970,000 shares	4,850,000	4,850,000
Additional paid-in capital	5,803,524	5,803,524
Retained earnings	1,393,347	925,782
Accumulated comprehensive income	170,236	1,899

Total shareholders’ equity	12,217,107	11,581,205

	$128,617,598	119,357,781

See accompanying notes to unadudited consolidated financial statements

COMMUNITY BANKS OF GEORGIA, INC.
Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Interest income:
Loans	$1,638,461	1,183,321
Investment securities	264,184	140,669
Federal funds sold	4,296	7,995

Total interest income	1,906,941	1,331,985

Interest expense:
Deposits	582,548	441,440
Borrowings	12,140	11,353

Total interest expense	594,688	452,793

Net interest income	1,312,253	879,192

Provision for loan losses	40,000	115,648

Net interest income after provision for loan losses	1,272,253	763,544

Other income:
Service charges on deposit accounts	71,559	41,026
Other operating income	46,732	30,875

Total other income	118,291	71,901

Other expense:
Salaries and other personnel expense	328,616	267,079
Net occupancy and equipment expense	86,879	85,512
Other operating expense	220,845	160,740

Total other expense	636,340	513,331

Income before provision for income taxes	754,204	322,114

Income tax expense	286,639	118,177

Net earnings	$467,565	203,937

Earnings per common share:

Basic earnings per share	$.48	.23

Diluted earnings per share	$.45	.22

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net earnings (loss)	$467,565	203,937

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale, net of tax of $103,174 and $9,105	168,337	14,857

Comprehensive income	$635,902	218,794

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net earnings	$467,565	203,937
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	(40,000)	115,648
Depreciation, amortization and accretion	33,935	29,963
Change in:
Accrued interest receivable and other assets	(131,868)	(1,649,993)
Accrued interest payable and other liabilities	425,793	561,312

Net cash provided (used) by operating activities	755,425	(739,133)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of securities available for sale	227,309	4,003,252
Purchases of other investments	(138,401)	(168,751)
Purchases of investment securities available for sale	(2,384,242)	(4,580,820)
Change in loans	(7,870,833)	(14,312,809)
Purchases of premises and equipment	(58,229)	(2,142)
Purchase of CSV	(467,340)	-

Net cash used by investing activities	(10,691,736)	(15,061,270)

Cash flows from financing activities:
Net change in deposits	8,094,948	18,426,121
Net change in repurchase agreements	-	-
Proceeds from sale of stock, net of offering costs of $38,055 in 2003	-	1,571,557

Net cash provided by financing activities	8,094,948	19,997,678

Net increase (decrease) in cash and cash equivalents	(1,841,363)	4,197,275

Cash and cash equivalents at beginning of the period	3,249,225	2,607,938

Cash and cash equivalents at end of period	$1,407,862	6,805,213

Supplemental schedule of noncash investing activities:
Change in unrealized gain on securities available for sale, net of tax	$64,000	14,857

Supplemental disclosure of cash flow information:
Interest paid	$541,438	448,511
Taxes paid	$122,395	-

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accounting principles followed and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates.  Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission..

(2)	Public Offering of Common Stock

Beginning September 30, 2002, we offered for sale at $12.50 per share up to 400,000 shares of our $5.00 par value common stock in a secondary stock offering.  We completed this sale of common stock during the first quarter of 2003, selling 400,000 shares and receiving proceeds in the amount of $5,000,000, net of offering costs of $38,055.  The proceeds of the offering is being used to provide necessary capital for future growth.

(3)	Corporate Reorganization

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

COMMUNITY BANKS OF GEORGIA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(4)	Net Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities, and warrants.

For the Three Months Ended March 31, 2004:	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$467,565	970,000	$.48
Effect of dilutive securities – stock warrants	-	65,000	(.03)

Diluted earnings per share	$467,565	1,035,000	$.45

For the Three Months Ended March 31, 2003:	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$203,937	892,739	$.23
Effect of dilutive securities – stock warrants	-	39,000	(.01)

Diluted earnings per share	$203,937	931,739	$.22

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2004

Financial Condition

          Total assets at March 31, 2004 were $128,618,000 representing a $9,260,000 (7.8%) increase from December 31, 2003. Deposits increased $8,945,000 (7.7%) from December 31, 2003, while loans increased $7,911,000 (8.8%).

          The allowance for loan losses at March 31, 2004 totaled $1,200,000, representing 1.2% of total loans compared to the December 31, 2003 total of $1,163,000, which represented 1.23% of total loans. Cash and cash equivalents decreased $1,841,000 from December 31, 2003, which is discussed in more detail in “Liquidity”.

          There were no related party loans or other loans which were considered nonperforming at March 31, 2004.

Results of Operations

               Overall Year to Date.Our results for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003, reflected the continued growth of our earning assets which resulted in increased net interest income. Total revenues, which are comprised of interest income and noninterest income, for the three months ended March 31, 2004 were $2.0 million, compared to total revenues for the three months ended March 31, 2003 of $1.4 million. The provision for loan losses was $40,000 for the first three months of 2004 compared to $116,000 in the first three months of 2003.  Noninterest expenses were $636,000 for the three months ended March 31, 2004, compared to $513,000 for the three months ended March 31, 2003.  On a pre-tax basis net earnings for the three months ended March 31, 2004 were $754,000 compared to $322,000 for the same 2003 period.  Net income for the three months ended March 31, 2004 was $468,000 compared to  $204,000 for the three months ended March 31, 2003.

               For the three months ended March 31, 2004, our yield on earning assets was 5.96% while the cost of funding sources was 2.24%.  While the net interest spread was 3.72%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.42%.  For the three months ended March 31, 2003, our yield on earning assets was 7.50% while the cost of funding sources was 2.89%.  While net interest spread was 4.61%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.95%.   Our overall results of operations are materially consistent with the year to date planned/budgeted operations.

               Net Interest Income. For the three months ended March 31, 2004, we reported net interest income of $1,312,000, a  49.3% increase over the $879,000 reported for the period ended March 31, 2003. This increase in net interest income is attributable to the growth of our balance sheet in interest earning assets, primarily loans.

               Provision for Loan Losses. We provided $40,000 for the three months ended March 31, 2004 to the allowance for loan losses for potential problem loans, compared to $116,000 for the corresponding period in 2003, to adequately provide for estimated future losses which may arise in our growing loan portfolio. The decrease in the amount provided in 2004 compared to the same period in 2003 is due to the reversal of a specific reserve for an impaired loan that was paid off during the quarter.

               Noninterest Income. Noninterest income consists predominately of service charges on deposit accounts, and other miscellaneous revenues and fees.  Noninterest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the growth of earning assets offset by interest expense from interest-bearing liabilities.

          For the three months ended March 31, 2004, our noninterest income was $118,000, which was an increase of $46,000, or 63.9%, when compared to the three months ended March 31, 2003.  Our increase in noninterest income is primarily the result of increased service charges on a growing transaction deposit base, as well as income from bank owned life insurance.  Noninterest income comprised  5.8% of our total revenues (interest income plus noninterest income) for the first three months of 2004.

               Noninterest expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.  For the three months ended March 31, 2004, we incurred approximately $ 636,000 in noninterest expenses compared to $513,000 for the three months ended March 31, 2003.  Our primary component of noninterest expense is salaries and employee benefits, which is the primary component of the increase in noninterest expense due to an increase in employees to service our growing customer base.  In addition to the increase in salaries and employee benefits, we also incurred additional occupancy expenses related to depreciation of the main office, as well as additional outside service fees.

Capital

          The following tables present the Bank’s regulatory capital position at March 31, 2004. The Company’s consolidated capital ratios are consistent with the Bank’s capital ratios.

          Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	12.36%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	8.36%

Total Capital, Actual	13.60%
Total Capital minimum requirement	8.00%

Excess	5.60%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets, Actual	9.65%
Minimum leverage requirement	4.00%

Excess	5.65%

Liquidity

          We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with its correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to meet liquidity needs. It is our policy to monitor our liquidity to meet regulatory requirements and their local funding requirements. Management believes the current level of liquidity is adequate to meet our needs.

          Primary sources of liquidity for us are a stable base of deposits, scheduled repayments on our loans, and interest and maturity of its investments.  We have classified all securities as available-for-sale.  If necessary, we have the ability to sell a portion of its investment securities to manage its interest rate sensitivity gap or liquidity.  We may also use cash and due from banks and federal funds sold to meet liquidity needs.

          We maintain relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, we have an arrangement with The Bankers Bank for short term unsecured advances up to $2,500,000.

          Cash and cash equivalents decreased $1,841,000 from December 31, 2003. Cash inflows from financing activities totaled $8,095,000, attributable to net deposit increases during 2004.

          During 2004, cash provided by operating activities totaled $755,000, while investing activities used $10,692,000, of which investment security purchases totaled $2,384,000 and loans to customers, net of repayments, totaled $7,871,000.

Item 3.  CONTROLS AND PROCEDURES

          Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15). Based on, and as of the date of, March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, information required to be included in our reports that are filed or submitted by us as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There have been no significant changes in our internal controls or, to management’s knowledge,  in other factors that could significantly affect those internal controls subsequent to the date of their evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

COMMUNITY BANKS OF GEORGIA, INC.

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
                None

Item 2.     CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES
                None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                None

Item 5.     OTHER INFORMATION
                None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 12a – 14(a) / 15(d) – 14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 12a – 14(a) / 15(d) – 14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (a)  Reports on Form 8-K

                          There were no Form 8-K’s filed during the fiscal quarter ended March 31, 2004.

COMMUNITY BANKS OF GEORGIA, INC.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKS OF GEORGIA, INC.

By:	/s/ John Trammell

John Trammell, President/CEO
(Principal Executive Officer)

Date:	May 13, 2004

By:	/s/ Frank Eubanks

Frank Eubanks, CFO
(Principal Financial and Accounting Officer)

Date:	May 13, 2004