Form 10QSB
period 2004-06-30
COMMUNITY BANKS OF GEORGIA INC
filed 2004-08-16
CIK 1273555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2004

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

706-253-9600
(Telephone Number)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock, par value $5 per share:  970,000 shares outstanding as of August 10, 2004

Transitional small business disclosure format (check one):

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

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Balance Sheets

Assets

	June 30, 2004 (unaudited)	December 31, 2003 (audited)

Cash and due from banks, including reserve requirements of $119,000	$250,693	1,222,225
Federal funds sold	3,963,000	2,027,000

Cash and cash equivalents	4,213,693	3,249,225

Investment securities available for sale	24,043,111	20,906,782
Other investments	402,151	263,750
Loans, net	105,073,828	89,791,071
Premises and equipment, net	2,409,046	2,375,012
Accrued interest receivable and other assets	1,928,391	1,420,946
Bank owned life insurance	1,834,970	1,350,995

Total assets	$139,905,190	119,357,781

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$5,754,181	5,930,829
Interest bearing demand and money market	14,307,081	13,261,340
Savings	2,123,251	1,385,673
Time	66,627,255	54,590,810
Time over $100,000	36,538,992	30,369,978

Total deposits	125,350,760	105,538,630

Federal Home Loan Bank advance	1,900,000	1,900,000
Accrued interest payable and other liabilities	531,283	337,946

Total liabilities	127,782,043	107,776,576

Commitments

Shareholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 970,000 shares	4,850,000	4,850,000
Additional paid-in capital	5,803,524	5,803,524
Retained earnings	1,860,374	925,782
Accumulated comprehensive (loss) income	(390,751)	1,899

Total shareholders’ equity	12,123,147	11,581,205

	$139,905,190	119,357,781

See accompanying notes to unadudited consolidated financial statements

COMMUNITY BANKS OF GEORGIA, INC.
Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Interest income:
Loans	$1,766,750	1,279,909	3,405,211	2,463,230
Investment securities	275,795	148,327	539,979	288,996
Federal funds sold	5,190	11,525	9,486	19,520

Total interest income	2,047,735	1,439,761	3,954,676	2,771,746

Interest expense:
Deposits	639,109	498,640	1,221,657	940,080
Borrowings	12,020	11,810	24,160	23,163

Total interest expense	651,129	510,450	1,245,817	963,243

Net interest income	1,396,606	929,311	2,708,859	1,808,503

Provision for loan losses	100,000	117,000	140,000	232,648

Net interest income after provision for loan losses	1,296,606	812,311	2,568,859	1,575,855

Other income:
Service charges on deposit accounts	89,850	49,676	161,409	90,702
Mortgage origination fees	12,508	36,306	29,564	68,968
Other operating income	33,545	57,503	63,221	55,716
Gain on sale of securities	--	75,310	--	75,310

Total other income	135,903	218,795	254,194	290,696

Other expense:
Salaries and other personnel expense	355,351	281,161	683,967	548,240
Net occupancy and equipment expense	93,276	70,356	180,155	155,868
Other operating expense	233,426	197,652	454,271	358,392

Total other expense	682,053	549,169	1,318,393	1,062,500

Income before provision for income taxes	750,456	481,937	1,504,660	804,051
Income tax expense	283,429	176,029	570,068	294,206

Net earnings	$467,027	305,908	934,592	509,845

Earnings per common share:

Basic earnings per share (based on average outstanding
shares of 970,000, 970,000, 970,000, and 931,583)	$.48	.32	.96	.55

Diluted earnings per share (based on average outstanding
shares of 1,035,000, 1,009,000, 1,035,000, and 970,583)	$.45	.30	.90	.53

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net earnings	$467,027	305,908	934,592	509,845

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale,
net of tax of $343,831, $158, $240,656 and $8,946	(560,987)	(257)	(392,650)	14,600
Gains on securities available-for-sale,
net of tax of $0, $28,618, $0 and $28,618	--	46,692	--	46,692

Total other comprehensive (loss) income	(560,987)	46,435	(392,650)	61,292

Comprehensive (loss) income	$(93,960)	352,343	541,942	571,137

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended 31, 2004 and 2003
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net earnings	$934,592	509,845
Adjustments to reconcile net earnings to net
cash provided by operating activities
Provision for loan losses	140,000	232,648
Depreciation, amortization and accretion	70,150	81,975
Increase in bank owned life insurance	(33,270)	--
Gain on sale of securities	--	(75,310)
Change in:
Accrued interest receivable and other assets	(406,789)	(52,312)
Accrued interest payable and other liabilities	333,337	326,982

Net cash provided by operating activities	1,038,020	1,023,828

Cash flows from investing activities:
Proceeds from calls, maturities, and
paydowns of securities available for sale	615,526	4,629,347
Proceeds from sale of securities available for sale	--	2,065,938
Purchases of other investments	(138,401)	(168,751)
Purchases of investment securities available for sale	(4,384,242)	(10,085,695)
Change in loans	(15,422,757)	(19,738,157)
Purchases of premises and equipment	(105,103)	(8,340)
Purchase of bank owned life insurance	(450,705)	(1,290,000)

Net cash used by investing activities	(19,885,682)	(24,595,658)

Cash flows from financing activities:
Net change in deposits	19,812,130	25,842,904
Proceeds from sale of stock, net of offering costs of $38,055 in 2003	--	1,571,556

Net cash provided by financing activities	19,812,130	27,414,460

Net increase in cash and cash equivalents	964,468	3,842,630

Cash and cash equivalents at beginning of the period	3,249,225	2,607,938

Cash and cash equivalents at end of period	$4,213,693	6,450,568

Supplemental schedule of noncash investing activities:
Change in unrealized gain on securities available for sale, net of tax	$(392,650)	61,292

Supplemental disclosure of cash flow information:
Interest paid	$1,198,383	971,533

Taxes paid	$622,395	82,240

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Reclassifications of certain amounts in the 2003 consolidated financial statements have been made to conform with the financial statement presentation for 2004. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

(2)	Net Earnings Per Share

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

           For the Six Months Ended June 30, 2004:

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$934,592	970,000	$.96
Effect of dilutive securities - stock warrants	-	65,000	(.06)

Diluted earnings per share	$934,592	1,035,000	$.90

           For the Six Months Ended June 30, 2003:

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$509,845	931,583	$.55
Effect of dilutive securities - stock warrants	-	39,000	(.02)

Diluted earnings per share	$509,845	970,583	$.53

COMMUNITY BANKS OF GEORGIA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(2)	Net Earnings Per Share, continued

           For the Three Months Ended June 30, 2004:

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$467,027	970,000	$.48
Effect of dilutive securities - stock warrants	-	65,000	(.03)

Diluted earnings per share	$467,027	1,035,000	$.45

           For the Three Months Ended June 30, 2003:

	Net Earnings	Weighted Average Common Shares	Per Share Amount

Basic earnings per share	$305,908	970,000	$.32
Effect of dilutive securities - stock warrants	-	39,000	(.02)

Diluted earnings per share	$305,908	1,009,000	$.30

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2004

Financial Condition

        Total assets at June 30, 2004 were $139.9 million representing a $20.5 million (17.2%) increase from December 31, 2003. Deposits increased $19.8 million (18.8%) from December 31, 2003, while loans increased $15.4 million (16.9%).

        The allowance for loan losses at June 30, 2004 totaled $1.3 million, representing 1.2% of total loans compared to the December 31, 2003 total of $1.2 million, which represented 1.3% of total loans. Cash and cash equivalents increased $1 million from December 31, 2003, which is discussed in more detail in “Liquidity”.

        There were no related party loans or other loans which were considered nonperforming at June 30, 2004.

Results of Operations

        Overall Year to Date. Our results for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003, reflected the continued growth of our earning assets which resulted in increased net interest income. Total revenues, which are comprised of interest income and noninterest income, for the six months ended June 30, 2004 were $4.2 million, compared to total revenues for the six months ended June 30, 2003 of $3.1 million. The provision for loan losses was $140,000 for the first six months of 2004 compared to $233,000 in the first six months of 2003. Noninterest expenses were $1.3 million for the six months ended June 30, 2004, compared to $1.1 million for the six months ended June 30, 2003. On a pre-tax basis net earnings for the six months ended June 30, 2004 were $1.5 million compared to $804,000 for the same period in 2003. Net income for the six months ended June 30, 2004 was $935,000 compared to $510,000 for the six months ended June 30, 2003.

        For the six months ended June 30, 2004, our yield on earning assets was 6.40% while the cost of funding sources was 2.25%. While the net interest spread was 4.15%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.39%. For the six months ended June 30, 2003, our yield on earning assets was 6.89% while the cost of funding sources was 2.76%. While net interest spread was 4.13%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.50%. Our overall results of operations are materially consistent with the year to date planned/budgeted operations.

        Net Interest Income. For the six months ended June 30, 2004, we reported net interest income of $2.7 million, a 50% increase over the $1.8 million reported for the period ended June 30, 2003. This increase in net interest income is attributable to the growth of our balance sheet in interest earning assets, primarily loans.

        Provision for Loan Losses. We provided $140,000 for the six months ended June 30, 2004 to the allowance for loan losses for potential problem loans, compared to $233,000 for the corresponding period in 2003, to adequately provide for estimated future losses which may arise in our growing loan portfolio. The decrease in the amount provided in 2004 compared to the same period in 2003 is due to the reversal of a specific reserve for an impaired loan that was paid off during the year.

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

        For the six months ended June 30, 2004, our noninterest income was $254,000, which was an decrease of $36,500, or 12.5%, when compared to the six months ended June 30, 2003. Our decrease in noninterest income is the result of no sales of securities in 2004 compared to 2003, and a decrease in mortgage origination activity. These decreases in noninterest income are netted against an increase in service charges on a growing transaction deposit base, as well as income from bank owned life insurance, which results in the overall decrease. Noninterest income comprised 6.0% of our total revenues (interest income plus noninterest income) for the first six months of 2004.

        Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the six months ended June 30, 2004, we incurred approximately $1.3 million in noninterest expenses compared to $1.1 million for the six months ended June 30, 2003. Our primary component of noninterest expense is salaries and employee benefits, which is the primary component of the increase in noninterest expense due to an increase in employees to service our growing customer base. In addition to the increase in salaries and employee benefits, we also incurred additional occupancy expenses related to depreciation of the main office, as well as additional outside service fees.

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2004. The Company’s consolidated capital ratios are consistent with the Bank’s capital ratios.

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	11.25%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	7.25%

Total Capital, Actual	12.41%
Total Capital minimum requirement	8.00%

Excess	4.41%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets, Actual	9.22%
Minimum leverage requirement	4.00%

Excess	5.22%

Liquidity

        We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with our correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to meet liquidity needs. It is our policy to monitor our liquidity to meet regulatory requirements and local funding requirements. Management believes the current level of liquidity is adequate to meet these needs.

        Primary sources of liquidity are a stable base of deposits, scheduled repayments on loans, and interest and maturity of investments. We have classified all securities as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage interest rate sensitivity gap or liquidity. We may also use cash and due from banks and federal funds sold to meet liquidity needs.

        We maintain relationships with correspondent banks that can provide funds on short notice, if needed. Presently, we have an arrangement with The Bankers Bank for short term unsecured advances up to $3,900,000.

        Cash and cash equivalents increased $1 million from December 31, 2003. Cash inflows from financing activities totaled $19.8 million, attributable to net deposit increases during 2004.

        During 2004, cash provided by operating activities totaled $1.0 million, while investing activities used $19.9 million, of which investment security purchases totaled $4.4 million and loans to customers, net of repayments, totaled $15.4 million.

Item 3.  CONTROLS AND PROCEDURES

        Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15). Based on such evaluation, and as of the date of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, information required to be included in our reports that are filed or submitted by us as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
                 None

Item 2.     CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES
                 None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 Community Banks of Georgia, Inc. held its annual meeting of stockholders on May 13, 2004.

(a)	The following is a summary of matters submitted to a vote of security holders:
1.	The election of the following directors to serve the current year term:
Mickey Dunn Frank Eubanks Bobby James Don Keeter Lee Mullins Pierce Neese John Trammell

A tabulation of votes concerning time election of directors is as follows:

Shares voted by proxy in favor:	311,875
Shares voted in person in favor:	442,328
Shares voted by proxy against:	--
Shares voted in person against:	--
Shares abstained from voting:	--

Total shares represented	754,203

Total shares outstanding	970,000

* Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

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

                 (b)  Reports on Form 8-K

                          On June 21, 2004, we filed a Form 8-K reporting our change in independent auditors from Porter Keadle Moore, LLP to Mauldin & Jenkins, LLC under Item 4 (Change in Registrant’s Certifying Accountants).

COMMUNITY BANKS OF GEORGIA, INC.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKS OF GEORGIA, INC.

By:	/s/ John Trammell

John Trammell, President/CEO
(Principal Executive Officer)

Date:	August 13, 2004

By:	/s/ Frank Eubanks

Frank Eubanks, CFO
(Principal Financial and Accounting Officer)

Date:	August 13, 2004