Form 10QSB
period 2004-09-30
COMMUNITY BANKS OF GEORGIA INC
filed 2004-11-15
CIK 1273555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number: 000-50522

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

YES   XX     NO  ___

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, par value $5 per share: 970,000 shares outstanding as of November 1, 2004

Transitional small business disclosure format (check one):

YES   ___     NO  XX

COMMUNITY BANKS OF GEORGIA, INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets (unaudited) at September 30, 2004
	and December 31, 2003	3
	Consolidated Statements of Operations (unaudited) for the Three Months and
	Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Statements of Comprehensive Income (unaudited) for the
	Three Months and Nine Months Ended September 30, 2004 and 2003	5
	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months Ended September 30, 2004 and 2003	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9-11
Item 3	Controls and Procedures	11
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	12
Item 2	Changes in Securities and Purchases of Equity Securities	12
Item 3	Defaults Upon Senior Securities	12
Item 4	Submission of Matters to a Vote of Security Holders	12
Item 5	Other Information	12
Item 6	Exhibits	12

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

     Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-QSB. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the other documents we file from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Balance Sheets

Assets	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Cash and due from banks, including reserve requirements of $189,000
and $124,000, respectively	$1,148,643	1,222,225
Federal funds sold	828,000	2,027,000

Cash and cash equivalents	1,976,643	3,249,225
Investment securities available for sale	25,044,879	20,906,782
Other investments	402,151	263,750
Loans, net	114,874,426	89,791,071
Premises and equipment, net	2,388,629	2,375,012
Accrued interest receivable and other assets	1,444,333	1,420,946
Bank owned life insurance	1,851,605	1,350,995

Total assets	$147,982,666	119,357,781

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand	$7,119,172	5,930,829
Interest bearing demand and money market	16,826,196	13,261,340
Savings	1,939,842	1,385,673
Time	65,399,545	54,590,810
Time over $100,000	39,066,935	30,369,978

Total deposits	130,351,690	105,538,630
Federal Home Loan Bank advance	3,900,000	1,900,000
Accrued interest payable and other liabilities	690,704	337,946

Total liabilities	134,942,394	107,776,576

Commitments
Shareholders' equity:
Common stock, $5 par value; authorized
10,000,000 shares; issued and outstanding 970,000 shares	4,850,000	4,850,000
Additional paid-in capital	5,803,524	5,803,524
Retained earnings	2,335,840	925,782
Accumulated comprehensive income	50,908	1,899

Total shareholders' equity	13,040,272	11,581,205

	$147,982,666	119,357,781

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest income:
Loans	$1,893,914	1,526,855	5,299,125	3,990,085
Investment securities	308,490	225,632	848,469	514,628
Federal funds sold	5,028	6,128	14,514	25,648

Total interest income	2,207,432	1,758,615	6,162,108	4,530,361

Interest expense:
Deposits	733,723	524,059	1,955,380	1,464,139
Borrowings	13,715	11,716	37,875	34,879

Total interest expense	747,438	535,775	1,993,255	1,499,018

Net interest income	1,459,994	1,222,840	4,168,853	3,031,343
Provision for loan losses	105,000	275,000	245,000	507,648

Net interest income after provision for loan losses	1,354,994	947,840	3,923,853	2,523,695

Other income:
Service charges on deposit accounts	89,121	66,371	250,530	157,073
Mortgage origination fees	11,758	18,168	41,322	87,136
Other operating income	38,492	23,686	101,713	79,402
Gain on sale of securities	--	--	--	75,310

Total other income	139,371	108,225	393,565	398,921

Other expense:
Salaries and other personnel expense	365,299	294,293	1,049,266	842,533
Net occupancy and equipment expense	93,080	54,778	273,235	210,646
Other operating expense	282,991	249,120	737,262	607,512

Total other expense	741,370	598,191	2,059,763	1,660,691

Income before provision for income taxes	752,995	457,874	2,257,655	1,261,925
Income tax expense	277,529	165,129	847,597	459,335

Net earnings	$475,466	292,745	1,410,058	802,590

Earnings per common share:
Basic earnings per share (based on average outstanding
shares of 970,000, 970,000, 970,000 and 944,529,
respectively)	$.49	.30	1.45	.85

Dulited earnings per share (based on average outstanding
shares of 1,035,000, 1.009,000, 1,035,000 and 983,529,
respectively)	$.46	.29	1.36	.82

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net earnings	$475,466	292,745	1,410,058	802,590

Other comprehensive income (loss), net of tax:

Unrealized (loss) gain on securities available-for-sale,
net of tax of $270,696, $94,746, $30,040,
and $85,800, respectively	441,659	(154,586)	49,009	(139,986)

Realized gains on securities available-for-sale,
net of tax $0, $0, $0, and $28,618, respectively	--	--	--	46,692

Total other comprehensive income (loss),
net of tax	441,659	(154,586)	49,009	(93,294)

Comprehensive income (loss)	$917,125	138,159	1,459,067	709,296

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$1,410,058	802,590
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	245,000	507, 648
Depreciation, amortization and accretion	131,448	154,999
Gain on sale of securities	--	(75,310)
Change in:
Accrued interest receivable and other assets	(101,330)	(232,914)
Accrued interest payable and other liabilities	352,758	609,725

Net cash provided by operating activities	2,037,934	1,766,738

Cash flows from investing activities:
Proceeds from calls, maturities, and
paydowns of securities available for sale	1,844,884	7,287,441
Proceeds from sale of securities available for sale	--	2,065,938
Purchases of other investments	(138,401)	(168,751)
Purchases of investment securities available for sale	(5,916,322)	(17,573,664)
Change in loans	(25,328,355)	(34,435,331)
Purchases of premises and equipment	(134,677)	(8,340)
Purchase of bank owned life insurance	(450,705)	(1,290,000)

Net cash used by investing activities	(30,123,576)	(44,122,707)

Cash flows from financing activities:
Net change in deposits	24,813,060	47,022,716
Net change in borrowings	2,000,000	--
Proceeds from sale of stock, net of offering costs of $38,055 in 2003	--	1,571,556

Net cash provided by financing activities	26,813,060	48,594,272

Net increase (decrease) in cash and cash equivalents	(1,272,582)	6,238,303
Cash and cash equivalents at beginning of the period	3,249,225	2,607,938

Cash and cash equivalents at end of period	$1,976,643	8,846,241

Supplemental schedule of noncash investing activities:
Change in unrealized gain on securities available for sale, net of tax	$49,009	93,294
Supplemental disclosure of cash flow information:
Interest paid	$1,900,100	1,500,236
Taxes paid	$913,395	--

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.
Notes to Consolidated financial statements
(Unaudited)

(1)

Basis of Presentation
The accounting principles followed and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of investment securities available-for-sale, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

For the Three Months Ended September 30, 2004	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$475,466	970,000	$.49
Effect of dilutive securities - stock warrants	--	65,000	(.03)

Diluted earnings per share
	$475,466	1,035,000	$.46

For the Three Months Ended September 30, 2003	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$292,745	970,000	$.30
Effect of dilutive securities - stock warrants	--	39,000	(.01)

Diluted earnings per share	$292,745	1,009,000	$.29

For the Nine Months Ended September 30, 2004	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$1,410,058	970,000	$1.45
Effect of dilutive securities - stock warrants	--	65,000	(.09)

Diluted earnings per share	$1,410,058	1,035,0 00	$1.36

For the Nine Months Ended September 30, 2003	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$802,590	944,529	$.85
Effect of dilutive securities - stock warrants	--	39,000	(.03)

Diluted earnings per share	$802,590	983,529	$.82

(3)         Off Balance Sheet Arrangements

In the normal course of business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. The Company’s unfunded commitments remain consistent as a percentage of total outstanding loans. For further information, please refer to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Total assets at September 30, 2004 were $148.0 million representing a $28.6 million (23.9%) increase from December 31, 2003. Deposits increased $24.8 million (23.5%) from December 31, 2003, while loans, net of the allowance, increased $25.1 million (27.9%).

     The allowance for loan losses at September 30, 2004 totaled $1.4 million, representing 1.20% of total loans compared to the December 31, 2003 total of $1.2 million, which represented 1.3% of total loans. Cash and cash equivalents decreased $1.3 million from December 31, 2003.

     There were no related party loans or other loans which were considered nonperforming at September 30, 2004.

Results of Operations

     Overall Year to Date. Our results for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003, reflected the continued growth of our earning assets resulting in increased net interest income. Total revenues, which are comprised of interest income and noninterest income, for the nine months ended September 30, 2004 were $6.6 million, compared to total revenues for the nine months ended September 30, 2003 of $4.9 million. The provision for loan losses was $245,000 for the first nine months of 2004 compared to $508,000 in the first nine months of 2003. Noninterest expenses were $2.1 million for the nine months ended September 30, 2004, compared to $1.7 million for the nine months ended September 30, 2003. On a pre-tax basis net earnings for the nine months ended September 30, 2004 were $2.3 million compared to $1.3 million for the same period in 2003. Net income for the nine months ended September 30, 2004 was $1.4 million compared to $803,000 for the nine months ended September 30, 2003.

     Net Interest Income. For the nine months ended September 30, 2004, we reported net interest income of $4.2 milion, a 40.0% increase over the $3.0 million reported for the period ended September 30, 2003. This increase in net interest income is largely attributable to the growth of our in interest earning assets, primarily loans, as well as the increase in our net interest spread.

     For the nine months ended September 30, 2004, our yield on earning assets was 6.36% while the cost of funding sources was 2.31%. While the net interest spread was 4.05%, net interest margin, which considers the effect of non-interest bearing deposits and capital, was 4.30%, slightly ahead of the year to date plan. For the nine months ended September 30, 2003, our yield on earning assets was 6.16% while the cost of funding sources was 2.60%. While net interest spread was 3.56%, net interest margin was 4.64%. The increase in our net interest spread is attributable to maturity of interest bearing time deposits and their repricing at a lower rate. The decrease in net interest margin is attributable to further leveraging the increased capital from the stock offering. Our overall results of operations are materially consistent with the year to date planned/budgeted operations.

     Provision for Loan Losses. We provided $245,000 to the allowance for loan losses for the nine months ended September 30, 2004, compared to $508,000 for the corresponding period in 2003, to provide for estimated future losses that may arise in our growing loan portfolio. The decrease is attributable to the elimination of a specific reserve for an impaired loan that was paid off during this year as well as an expected decrease in related loan growth.

     Noninterest Income. Noninterest income consists predominately of service charges on deposit accounts, mortgage origination fees, and other miscellaneous revenues and fees.

     For the nine months ended September 30, 2004, our noninterest income was $394,000, a decrease of $5,000, or 1.25%, when compared to the nine months ended September 30, 2003. Our decrease in noninterest income is primarily the result of no gains on sales of investment securities, and a decrease in mortgage origination fees, as a result of decreased mortgage activity. This decrease was offset by increased service charges on a growing transaction account deposit base, as well as income from bank owned life insurance. Noninterest income comprised 6.0% of our total revenues for the first nine months of 2004 compared to 8.1% for the same period in 2003.

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the nine months ended September 30, 2004, we incurred $2.1 million in noninterest expenses compared to $1.7 million for the nine months ended September 30, 2003. Our primary component of noninterest expense is salaries and employee benefits, which is also the primary component of the increase in noninterest expense. This 24.5% increase from September 30, 2003 to September 30, 2004 is primarily related to growth in personnel to support our continued growth. In addition to the increase in salaries and employee benefits, we also incurred additional occupancy expenses related to depreciation of the main office, and additional outside professional service fees, which is included in other operating expense.

     Income tax expense increased for the nine month period ending September 30, 2004, compared to the same period in 2003 from 36.4% to 37.5%, as tax exempt income expressed as a percentage of pre-tax earnings decreased. For the three months ended September 30, 2004, income tax expense expressed as a percentage of pre-tax earnings was 36.9% compared to 36.1% for the same period in 2003.

Capital

     The following tables present our regulatory capital position at September 30, 2004:

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	11.19%
Tier 1 Tangible Capital, Minimum Requirement	4.00%

Additional	7.19%
Total Capital, Actual	12.37%
Total Capital, Minimum Requirement	8.00%

Additional	4.37%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets, Actual	8.97%
Leverage, Minimum Requirement	4.00%

Additional	4.97%

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

     Our primary sources of liquidity are a stable base of deposits, scheduled repayments on loans, and interest and maturity of investments. We have classified all securities as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage our interest rate sensitivity gap or liquidity. We may also use cash and due from banks and federal funds sold to meet liquidity needs.

     We maintain relationships with correspondent banks that can provide funds to us on short notice if needed. Presently, we have an arrangement with The Bankers Bank for short term unsecured advances up to $3,900,000.

     Cash and cash equivalents decreased $2.0 million from December 31, 2003. Cash inflows from financing activities totaled $26.8 million, attributable to net deposit increases during 2004 of $24.8 million along with a new $2,000,000 advance from the Federal Home Loan Bank of Atlanta.

     During 2004, cash provided by operating activities approximated $2.0 million. Investing activities used $30.1 million of cash during 2004, of which investment security purchases totaled $5.9 million and loans to customers, net of repayments, totaled $25.3 million. Maturities of investment securities provided $1.8 million of cash.

Item 3.

CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15). Based on such evaluation, and as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, required to be included in the reports that are filed or submitted by us as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date of their evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

COMMUNITY BANKS OF GEORGIA, INC.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS None

Item 2.	CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES None

Item 3.	DEFAULTS UPON SENIOR SECURITIES None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

Item 5.	OTHER INFORMATION None

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) / 15(d) - 14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) / 15(d) - 14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMMUNITY BANKS OF GEORGIA, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                            COMMUNITY BANKS OF GEORGIA, INC.

By:/s/ John Trammell John Trammell, President/CEO (Principal Executive Officer)

Date: November 12, 2004

By:/s/ Frank Eubanks Frank Eubanks, CFO (Principal Financial and Accounting Officer)

Date: November 12, 2004