Form 10KSB
period 2004-12-31
COMMUNITY BANKS OF GEORGIA INC
filed 2005-03-31
CIK 1273555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50522

Community Banks of Georgia, Inc.
(Exact name of Small Business Issuer in Its Charter)

Georgia	20-0485183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15 Mountainside Drive, Jasper, Georgia 30143
(Address of principal executive office) (Zip Code)

(706) 253-9600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common stock, par value $5.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment hereto. ☐

State issuer’s revenues for its most recent fiscal year. $9,068,190.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of March 24, 2005: 528,527 shares of common stock $5.00 par value with an aggregate value of $7,927,905 (based on market value of $15.00 per share).

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of March 24, 2005 there were issued and outstanding 970,000 shares of common stock.

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

As of December 31, 2004, we had 614 holders of record of our Common Stock and total assets of $152.8 million.

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

Deposits

The Bank offers a full range of depository accounts to both consumers and businesses. At December 31, 2004, deposits consisted of the following accounts:

	Amount	Percentage
	(In Thousands)
Non-interest bearing	$7,684	5.7%
Interest-bearing (NOW) accounts	9,780	7.3%
Savings	2,324	1.7%
Money Market Deposits	5,250	3.9%
Certificates of Deposits, $100,000 or less	67,187	49.9%
Certificates of Deposits, $100,000 or more	42,492	31.5%

Total Deposits	$134,717	100.0%

Management is of the opinion that time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds. The Bank is a member of The Federal Home Loan Bank of Atlanta, which provides another source of funding to support our lending and investment activities.

Loans

The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2004, consumer, real estate (including residential and commercial mortgage and construction loans) and commercial non-mortgage loans represented approximately 7.4%, 76.3% and 16.3%, respectively, of the Bank’s total loan portfolio.

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

Employees

As of March 24, 2005, we had 28 full-time employees and 1 part-time employees. We are not a party to any collective bargaining agreement, and we believe that our employee relations are good.

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statues and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2004, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $982,000.

Loans. Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank adopted the federal guidelines as its maximum allowable limits in 2004; however, policy exceptions are permitted for real estate loan customers with justification.

Transactions with Affiliates. Under federal law, all transactions between and among a state non-member bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC may impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Company and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Compliance with the USA Patriot Act requires the Bank to engage in additional record keeping and reporting, to obtain identification of account owners or customers of foreign bank account holders, and to restrict or prohibit certain correspondent accounts.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2004 and 2003, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

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

Available Information

The Company files Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, with the Securities & Exchange Commission (the “SEC”). You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the Company’s filings with the SEC. The Bank’s website address is www.communitybankofpickenscounty.com.

ITEM 2.	DESCRIPTION OF PROPERTIES.

Our office is located in a 10,000 square foot building at 15 Mountainside Drive, Jasper, Georgia with three drive-through windows. We own the building and it is not subject to any encumbrances.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceeding against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s shareholders during the fourth quarter of the 2004 fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is not traded on an established public trading market. The following table sets forth certain information regarding trades of our common stock known by the Company’s management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2004	16	15,526	100 shares	10,000 shares	$15.00	$17.50
2003	6	6,700	100 shares	5,000 shares	$12.50	$15.00

At March 24, 2005, there were approximately 610 holders of record of Common Stock and 970,000 shares issued and outstanding.

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

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

The Company did not purchase or have any affiliated purchaser purchase on its behalf any securities of the Company during the fourth quarter of the 2004 fiscal year.

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

Summary Financial Data

The following table sets forth summary historical financial data concerning the Company as of and for the years ended December 31, 2004, 2003 and 2002.The selected financial data has been derived from the financial statements that have been audited by Mauldin & Jenkins, LLC, independent certified public accountants. This information should be read in conjunction with management’s discussion and analysis of financial condition and results of operation.

	As of and for the Year Ended
	December 31,
	2004	2003	2002
	(in thousands, except share and per share data)
Balance Sheet Data:
Securities available for sale	$24,076	$20,907	$10,168
Loans, net	119,421	89,791	52,653
Total assets	152,783	119,358	68,966
Deposits	134,717	105,539	58,038
Total shareholders’ equity	13,543	11,581	8,817

Average Balances:
Loans	107,470	74,621	39,150
Earning assets	133,521	94,022	49,925
Assets	139,501	99,209	54,006
Deposits	123,635	85,660	46,430
Shareholders’ equity	12,483	10,687	5,240

Results of Operations:
Net interest income	5,664	4,319	2,100
Provision for loan losses	325	558	330
Other income	564	511	216
Other expenses	2,778	2,242	1,681
Net earnings	1,955	1,271	215

Per Share Data:
Net earnings per share	$2.02	$1.34	$.38
Diluted net earnings per share	$1.89	$1.28	$.35

Key Performance Ratios:
Return on average equity	15.66%	11.89%	4.10%
Return on average assets	1.40%	1.28%	.40%
Average equity to average assets	8.95%	10.77%	9.70%
Average loans to average deposits	86.93%	87.11%	84.32%
Net interest margin	4.24%	4.59%	4.21%

General

This discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company and the Bank, collectively during the three years ended December 31, 2004. You should read this commentary in conjunction with our consolidated financial statements and the related notes and the other statistical information included elsewhere in this report, as well as with an understanding of our short operating history.

Executive Summary

The year 2004 was an exciting year for the Company as we continued our growth in assets, earnings and people. Total assets increased from $119 million to $153 million and net earnings increased from $1.3 million to $2.0 million. We also added 7 employees during 2004 to bring the total to an equivalent of 29 employees. Our investment in high quality banking professionals in our north Georgia banking marketplace has allowed us to position the Company and the Bank as a well respected financial service provider and competitor. Our growth also allowed us to further leverage our existing capital.

Our earnings showed improvement in 2004 as we continued to make progress in managing our net interest income. We reduced our cost of funds 13 basis points by increasing core deposits and repricing certain time deposits. However, our net interest margin decreased 35 basis points, which was primarily driven by competitive pricing to maintain sustained loan growth. As anticipated in 2003, we experienced a decrease in mortgage lending volume and associated non-interest income in 2004 as a result of the stabilized or increased mortgage interest rates.

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

Allowance for Loan Losses

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

Overview

Background. The organizers of Community Bank of Pickens County filed a joint application to charter the bank with the State of Georgia Department of Banking and Finance (“DBF”) and the Federal Deposit Insurance Corporation on January 5, 2000. From that point until October 2, 2000, our principal activities were related to organization, conducting an initial public offering, and the pursuit of approvals from the DBF of its application to organize as a state chartered bank and from the FDIC for deposit insurance.

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

Because of our short operating history, it is particularly inappropriate to conclude that future operating performance is projectable based on prior period results.

All financial information presented herein reports our results in accordance with accounting principles generally accepted in the United States of America and other applicable regulations.

Growth. Growth is generated through building loan and deposit relationships with customers. We have held steadfast to our belief that we can build a successful banking business through mining and nurturing the relationships that our employee bankers have built over their careers. We have been pleased with the pace of our core growth in loans and deposits, as it has exceeded our original projections submitted with our application filed with the Department of Banking and Finance and Federal Deposit Insurance Corporation.

At December 31, 2004, we had total consolidated assets of $152.8 million, net loans of $119.4 million, investment securities available for sale of $24.1 million, total deposits of $134.7 million, and shareholders’ equity of $13.5 million.

Net Earnings

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Our results for the year ended December 31, 2004, when compared to the year ended December 31, 2003, reflected continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of net interest income and noninterest income, for the year ended December 31, 2004, were $9.1 million, compared to total revenues for the year ended December 31, 2003 of $6.9 million. The provision for loan losses was $325,000 for 2004 compared to $558,000 in 2003. The decrease in the provision for loan losses is primarily attributable to the elimination of a specific reserve for a classified loan that was paid off in 2004, as well as an expected decrease in the rate of growth in the loan portfolio. Noninterest expenses were $2.8 million for the year ended December 31, 2004, compared to $2.2 million for the year ended December 31, 2003. Net earnings for the year ended December 31, 2004 were $2.0 million compared to $1.3 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Our results for the year ended December 31, 2003, when compared to the year ended December 31, 2002, reflected continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which is comprised of net interest income and noninterest income, for the year ended December 31, 2003 were $6.9 million, compared to total revenues for the year ended December 31, 2002 of $3.9 million. The provision for loan losses was $558,000 for 2003 compared to $330,000 in 2002, with both of these amounts attributable to the growth in loans in the respective periods. Noninterest expenses were $2.2 million for the year ended December 31, 2003, compared to $1.7 million for the year ended December 31, 2002. Net earnings for the year ended December 31, 2003 were $1.3 million compared to $215,000 for the year ended December 31, 2002.

Net Interest Income

In 2004, average interest earning assets increased to $133.5 million, or 95.7% of total average assets, as compared to $94.0 million, or 94.8% of average assets, in 2003. This increase was primarily due to the increase in loans outstanding. Average loans outstanding for 2004 were $107.5 million, compared to $74.6 million for 2003. Average interest-bearing liabilities for 2004 increased to $119.7 million, up from the $83.2 million average for 2003.

Net interest income is the single largest contributor to earnings. Net interest income is the interest we earn on loans, investments, federal funds sold, and interest bearing deposits in other banks reduced by the interest we pay on deposit accounts and other borrowings.

During 2004, we experienced a fairly flat interest rate environment for the first half of 2004, and an increasing interest rate environment for the second half of 2004, as there were four increases to the prime rate from July to December of 2004. As our loan portfolio is fixed in the short term, our loans have not repriced as quickly to reflect these rate increases.

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

Our net interest spread was 4.00% for the year 2004 and 4.31% for 2003, while our net interest margin was 4.24% for the year 2004 and 4.59% in 2003. Our net interest margin decreased since 2003 primarily because our loan portfolio is fixed rate in the short term and did not reprice at the same pace as the prime rate in 2004.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities (in thousands).

	2004			2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$2,010	25	1.24%	3,564	36	1.01%	3,404	55	1.62%
Investment securities:
Taxable	23,135	1,120	4.84%	15,837	736	4.65%	7,371	421	5.71%
Tax Exempt	906	31	3.42%	-	-	-	-	-	-
Loans	107,470	7,329	6.82%	74,621	5,630	7.54%	39,150	3,242	8.28%
Total interest earning assets	133,521	8,505	6.37%	94,022	6,402	6.81%	49,925	3,718	7.45%
All other assets	5,980			5,187			4,081
Total assets	139,501			99,209			54,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings	16,619	235	1.41%	16,444	256	1.56%	11,021	303	2.75%
Time deposits	100,502	2,546	2.53%	64,890	1,781	2.74%	32,275	1,270	3.94%
Other borrowings	2,594	60	2.31%	1,920	46	2.40%	1,822	45	2.46%
Total interest-bearing liabilities	119,715	2,841	2.37%	83,254	2,083	2.50%	45,118	1,618	3.59%
Non-interest bearing deposits	6,514			4,326			3,134
Other liabilities	789			942			514
Stockholders’ equity	12,483			10,687			5,240
Total liabilities and stockholders’ equity	139,501			99,209			54,006
Net interest spread			4.00%			4.31%			3.86%
Net interest income		5,664			4,319			2,100
Net interest margin on average earning assets			4.24%			4.59%			4.21%

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for all periods reported. Loan fees included in loan interest income above for 2004, 2003 and 2002 were approximately $628,000, $698,000, and $356,000, respectively.

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

Volume/Rate Analysis
(in thousands)

	Increase (decrease) due to changes in:
	2004 over 2003			2003 over 2002
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Loans (including loan fees)	$2,283	(584)	1,699	$2,648	(260)	2,388
Investment securities:
Taxable	382	2	384	376	(61)	315
Tax-exempt	31	-	31	-	-	-
Federal funds sold	(18)	7	(11)	3	(22)	(19)

Total interest earning assets	2,678	(575)	2,103	3,027	(343)	2,684

Interest expense on:
Interest-bearing demand and savings	3	(24)	(21)	115	(162)	(47)
Time deposits	911	(146)	765	985	(474)	511
Other borrowed funds	16	(2)	14	2	(1)	1

Total interest-bearing liabilities	930	(172)	758	1,102	(637)	465

Increase (decrease) in net interest income	$1,748	(403)	1,345	$1,925	294	2,219

Noninterest Income and Noninterest Expenses

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

For the year ended December 31, 2004, our noninterest income was $564,000, which was an increase of $53,000, or 10.4% when compared to the year ended December 31, 2003. Noninterest income, made up primarily of service charges on deposit accounts of $340,000, mortgage origination fees of $61,000, and other income of $163,000, comprised 6.2% of our total revenues (net interest income plus noninterest income) for the year 2004. It is our goal to have the percentage of noninterest income to total revenues remain at this level or higher over time so that we can continue to develop and maintain more diversified fee-generating revenue streams.

Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the year ended December 31, 2004, we incurred approximately $2.8 million in noninterest expenses compared to $2.2 million for the year ended December 31, 2003. Our primary components of noninterest expense are salaries and employee benefits of $1.4 million and occupancy and equipment of $330,000. The increases experienced in 2004 were primarily the result of our need for additional staffing due to our continued growth, as well as increased operating expenses associated with our growth.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

For the year ended December 31, 2003, our noninterest income was $511,000, which was an increase of $295,000, or 136.6% when compared to the year ended December 31, 2002. Noninterest income, made up primarily of service charges on deposit accounts of $228,000 and mortgage origination fees of $98,000, gains on sale of securities available for sale of $75,000, and other income of $110,000 comprised 7.4% of our total revenues (net interest income plus noninterest income) for the year 2003.

Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the year ended December 31, 2003, we incurred approximately $2.2 million in noninterest expenses compared to $1.7 million for the year ended December 31, 2002. Our primary components of noninterest expenses are salaries and employee benefits of $1.1 million and occupancy and equipment of $288,000. The increases experienced in 2003 were the result of our need for additional staffing due to our continued growth.

Provision for Loan Losses

The provision for loan losses of $325,000 was a significant decrease over the $558,000 allocated in 2003. The decrease was primarily attributable to the elimination of a specific reserve for a classified loan that was paid off in 2004, as well as an expected decrease in the rate of growth in the loan portfolio. Our intention is to provide for future losses so as to maintain an appropriate allowance for loan losses based on analysis of potential risk in the loan portfolio, and because of our limited operating history reliance on the practices of other banking organizations. (See discussion in Allowance for Loan Losses below).

Income Taxes

Total income tax expense was $1.2 million in 2004 compared with $760,000 in 2003. The primary reason for the increase in taxes was the increase in pretax income from $2.0 million in 2003 to $3.1 million in 2004. The Company’s effective tax rate was 37.4% in 2004 and 2003.

Changes in Financial Condition

Total assets at December 31, 2004 were $152.8 million, representing a $33.4 million, or 28.0%, increase from December 31, 2003. Deposits increased $29.2 million, or 27.7%, from December 31, 2003. Brokered CD’s totaled $17.9 million, or 13.3% of total deposits, as of December 31, 2004. Net loans increased $29.6 million, or 33.0%, from December 31, 2003. The allowance for loan losses at December 31, 2004 totaled $1.4 million, representing 1.19% of total loans compared to the December 31, 2003 total of $1.2 million, which represented 1.28% of total loans. Cash and cash equivalents decreased $888,000 from December 31, 2003, which is discussed in more detail in our discussion of liquidity.

Investment Portfolio

The investment securities portfolio outstanding as of December 31, 2004, 2003 and 2002 was $24.1 million, $20.9 million, and $10.2 million, respectively. All investment securities were classified as available for sale. The increase in the investment portfolio was due to the overall growth of our balance sheet and related liquidity needs. We believe the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004 and 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payouts. Additionally, the table presents the average yields based on amortized cost as of each year end.

	December 31, 2003			December 31, 2004
	Amortized Cost	Estimated Fair Value	Yield to Maturity	Amortized Cost	Estimated Fair Value	Yield to Maturity
U.S. Government Agencies:
1 to 5 years	997	1,002	2.5%	998	999	2.57%
5 to 10 years	7,917	7,917	4.67%	9,896	9,958	4.71%
Greater than 10 years	5,998	5,897	5.39%	5,998	5,910	5.39%

Municipal Securities:
5 to 10 years	-	-	N/A	1,029	1,016	4.41%
Greater than 10 years	-	-	N/A	709	703	5.48%

Corporate debt securities:
1 to 5 years	985	1,063	6.88%	992	1,032	7.65%
5 to 10 years	1,008	1,025	6.75%	1,007	1,028	6.62%
Greater than 10 years	500	500	6.25%	999	999	5.52%

Mortgage backed securities	3,499	3,503	4.24%	2,433	2,431	3.59%

Total	20,904	20,907		24,061	24,076

As of December 31, 2004, 2003 and 2002, we had short-term investments in federal funds sold of $1.5 million, $2.0 million and $2.0 million, respectively. The federal funds are sold on an overnight basis to other banks.

At December 31, 2004 there were no investment securities of any issuer other than the U.S. government or its agencies or corporations that were in excess of 10% of stockholders’ equity.

Loan Portfolio

Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of earning assets into loans. Total net loans outstanding at December 31, 2004, 2003 and 2002 were $119.4 million, $89.8 million, and $52.7 million, respectively.

Major classifications of loans (in thousands) as of December 31, 2004, 2003 and 2002 are summarized as follows:

	2004		2003		2002
	Amount	% of total	Amount	% of total	Amount	% of total
Commercial, financial and agricultural	$19,691	16.29%	$15,805	17.38%	$9,902	18.58%
Real estate - mortgage	72,288	59.81%	57,021	62.69%	29,691	55.71%
Real estate - construction	19,892	16.46%	9,895	10.88%	8,117	15.23%
Consumer	8,988	7.44%	8,233	9.05%	5,590	10.48%
Total loans	120,859	100.0%	90,954	100.0%	53,300	100.00%
Less: Allowance for loan losses	1,438		1,163		647
Total net loans	$119,421		$89,791		$52,653

The largest component of our loan portfolio was real estate loans, which represented 76.3%, 73.6%, and 70.9% of the loan portfolio as of December 31, 2004, 2003 and 2002, respectively. Of the $92.2 million in real estate loans at December 31, 2004, $33.1 million are commercial loans secured by commercial properties and $59.1 million are consumer loans and commercial loans secured by residential real estate.

The following table identifies the maturities of the various categories of loans as of December 31, 2004 and addresses the sensitivity of these loans to changes in interest rates.

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial:
Within 1 year	$11,864	1,537	13,401
1 to 5 years	5,933	-	5,933
After 5 years	357	-	357
	18,154	1,537	19,691
Real Estate:
Within 1 year	43,383	15,800	59,183
1 to 5 years	30,766	2,202	32,968
After 5 years	29	-	29
	74,178	18,002	92,180
Consumer:
Within 1 year	3,603	562	4,165
1 to 5 years	4,801	-	4,801
After 5 years	22	-	22
	8,426	562	8,988
	$100,758	20,101	120,859

Due to the short time frame the portfolio has existed, the current loan mix may not be indicative of the ongoing make-up of the portfolio. In order to reduce collateral risk, we will attempt to maintain a reasonably diversified portfolio.

We classify loans as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90-day past-due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal. We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans. A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. At December 31, 2004, 2003, and 2002, the Company had approximately $53,000, $8,000, and $14,000 of non-accrual loans, respectively. There were no non-accrual loans without a valuation allowance at December 31, 2004, 2003, and 2002.

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

As of December 31, 2004, the allowance for loan losses was $1.4 million or 1.19% of outstanding loans, as compared to $1.2 million or 1.28% of outstanding loans at December 31, 2003, and $647,000, or 1.21% of outstanding loans as of December 31, 2002. Management attempts to maintain an allowance that is deemed at least adequate based on the evaluation of specific credits along with the overall condition of the portfolio.

We provided $325,000, $558,000, and $330,000 for the years ended December 31, 2004, 2003 and 2002, respectively, to the allowance for loan losses.

The following presents an analysis of the allowance for loan losses, including charge-off activity.

	December 31,
	2004	2003	2002

Balance at beginning of period	$1,163,051	$647,447	$328,523
Charge-offs:
Commercial, financial and agricultural	0	0	0
Commercial real estate	0	0	0
Real estate	0	0	0
Consumer	57,857	43,234	12,014
Total charge-offs	57,857	43,234	12,014

Recoveries:
Commercial, financial and agricultural	0	0	0
Commercial real estate	0	0	0
Real estate	0	0	0
Consumer	7,325	1,190	938
Total recoveries	7,325	1,190	938

Net charge-offs	(50,532)	(42,044)	(11,076)

Provision charged to operations	325,000	557,648	330,000

Balance at end of period	$1,437,519	$1,163,051	$647,447

Ratio of net charge-offs during the period to average loans outstanding during the period	.047%	.056%	.028%

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

Bank Owned Life Insurance

During 2004 and 2003 the Company purchased bank owned life insurance ("BOLI") policies on the lives of certain key officers. At December 31, 2004, the balance in the cash surrender value associated with these policies totaled $1.9 million, with $1.7 million due to the purchase of bank owned life insurance policies, with the remainder associated with the increased value in cash surrender value of the policies during the year. These single premium whole life insurance policies have a positive impact on noninterest income due to the income recognition relating to the increase in cash surrender value.

Deposits

Core deposits, which include all of our deposits except for time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $92.2 million, $75.2 million, and $38.3 million as of December 31, 2004, 2003 and 2002, respectively, which is reflective of our overall growth.

The average balance of our deposits and the average rates paid on such deposits as of December 31, 2004, 2003 and 2002 were as follows (in thousands):

	December 31, 2004		December 31, 2003		December 31, 2002
	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing demand	$6,514		4,326		3,134
Interest bearing demand and
Savings	16,619	1.41%	16,444	1.56%	11,021	2.75%
Time deposits	100,502	2.53%	64,890	2.74%	32,275	3.94%

	$123,635		85,660		46,430

The maturity distribution of our time deposits of $100,000 or more as of December 31, 2004 (including $17.9 million in brokered deposits) is as follows (in thousands):

December 31, 2004
Three months or less	$5,425
Over three through six months	11,065
Over six through twelve months	14,189
Over twelve months	11,813
Total	$42,492

During 2004 certificates of deposit obtained from customers located outside of our market area, brokered deposits, increased by $6.1 million, and represented 12.9% of average total liabilities during 2004. At December 31, 2004, out-of-area deposits totaled $17.9 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2004, rates paid on new out-of-area deposits were slightly below rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, consumer and governmental deposit relationships are established and as existing customers increase the balances in their deposit accounts, our reliance on a certain percentage of out-of-area deposits will likely remain.

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

At December 31, 2004, we had an arrangement with a commercial bank for short term unsecured advances up to $3.9 million. As of December 31, 2004, we had no outstanding balances under this arrangement.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased by $888,000 to $2.4 million during the year ended December 31, 2004, increased by $641,000 to $3.2 million during the year ended December 31, 2003 and decreased by $3.1 million to $2.6 million during the year ended December 31, 2002. The decrease for the year ended December 31, 2004 was attributable to our efforts to continue to grow our interest earning assets. The increase in 2003 was primarily attributable to the overall growth of our balance sheet and our need to maintain a necessary level of liquidity related to this growth. Cash provided by operations totaled $2.2 million, $1.5 million and $393,000, respectively, for the years ended December 31, 2004, 2003 and 2002. Net cash provided by financing activities for the years ended December 31, 2004, 2003 and 2002 totaled $31.2 million, $49.1 million, and $30.4 million, respectively, which was primarily made up of $29.2 million, $47.5 million, and $25.2 million, respectively, of increased deposits. Outflows from investing activities for the years ended December 31, 2004, 2003 and 2002 totaled $34.3 million, $50.0 million, and $34.0 million, respectively, most of which was net loan increases of $30.2 million, $37.7 million, and $27.6 million, respectively, and purchases of investment securities available-for-sale of $6.2 million, $20.4 million, and $10.0 million, respectively.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. As of December 31, 2004, we maintained capital ratios in the “well capitalized” classification.

The following tables present our regulatory capital position at December 31, 2004:

Risk-Based Capital Ratios
Tier 1 Tangible Capital, actual	11.92%
Tier 1 Tangible Capital minimum requirement	4.00%
Excess	7.92%

Total Capital, actual	13.18%
Total Capital minimum requirement	8.00%
Excess	5.18%

Leverage Ratio
Tier 1 Tangible Capital to Adjusted Total Assets, actual	8.84%
Minimum leverage requirement	4.00%
Excess	4.84%

Return on Assets and Stockholders’ Equity: The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Return on average assets	1.40%	1.28%	.40%
Return on average equity	15.66%	11.89%	4.10%
Dividend payout ratio	0.00%	0.00%	0.00%
Average equity to average assets	8.95%	10.77%	9.70%

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. The Company uses the same credit underwriting procedures for making commitments, letter of credit and financial guarantees as for on-balance-sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

The following table summarizes, as of December 31, 2004 and 2003, the contract amount of off-balance sheet instruments (in thousands):

	2004	2003
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$12,388	$15,005
Standby letters of credit	$310	$140

We are not involved in off-balance sheet contractual relationships, other than those discussed in this report, that could result in liquidity needs or other commitment or that could significantly impact earnings.

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

To measure our interest sensitivity gap, we continually evaluate the asset mix of our balance sheet in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, we focus on expanding the various funding sources. The interest rate sensitivity position as of December 31, 2004 is presented in the following table (in thousands). The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. The table may not be indicative of our rate sensitivity position at other points in time.

	One year or less	After one but within five years	After five years	Total
Rate sensitive assets:
Investment securities	-	3,339	20,737	24,076
Short term investments	1,542	-	-	1,542
Loans	76,749	43,702	408	120,859
Total rate sensitive assets	78,291	47,041	21,145	146,477

Rate sensitive liabilities:
Interest bearing demand and savings	17,354	-	-	17,354
Time deposits	89,261	20,418	-	109,679
FHLB advances	-	2,000	1,900	3,900
Total rate sensitive liabilities	106,615	22,418	1,900	130,933

Interest sensitive gap per period	(28,324)	24,623	19,245	15,544

Cumulative interest sensitivity gap	(28,324)	(3,701)	15,544

Ratio of cumulative interest sensitivity gap to total assets	(18.54%)	(2.42%)	10.17%

As indicated in the table above, approximately 81.4% of the interest bearing liabilities will reprice within one year while 53.4% of the interest earning assets will reprice within the same period. The table also highlights that we are liability sensitive in the first five years (as indicated by a negative gap) and cumulatively asset sensitive for the remainder of the periods (as indicated by a positive gap).

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

Effective June 17, 2004, the Audit Committee of the Board of Directors of the Company engaged the accounting firm of Mauldin & Jenkins, LLC as independent public accountants for the Company for the year ending December 31, 2004. Porter Keadle Moore, LLP was dismissed as the Company’s independent auditors effective June 17, 2004 so that the Company could use Porter Keadle Moore to provide internal audit and other consulting services that are prohibited to be provided by independent auditors of companies that file reports with the Securities and Exchange Commission.

During the two most recent fiscal years and in connection with the change in accountants, there were no disagreements with either Mauldin & Jenkins or Porter Keadle Moore in connection with the change in accountants or during the two most recent fiscal years on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURE

Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2004. Based on, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name of each of our current directors and executive officers for director, his or her age, positions held with the Company and a brief description of his or her principal occupation and business experience for the preceding five years. Except as otherwise indicated, each of the named persons has been engaged in his or her present principal occupation for more than five years. The ages shown are as of March 24, 2005.

Name (Age)	Positions and Business Experience
Mickey T. Dunn (45)	Director, October, 2000 to present; President, Major League, Inc., Jasper, Georgia.

Frank N. Eubanks (65)	Director, Executive Vice President and Chief Financial Officer, October, 2000 to present; Vice President of Operations, Jasper Banking Co., 1978 to 1999.

Robert W. James (66)	Director, October, 2000 to present; Owner, McArthur Concrete Products.

Donald T. Keeter (51)	Chairman of the Board of Directors, October, 2000 to present; Vice President, Pickens County Investments, Inc.; Managing Partner, Keeter Farms, L.P.

Boyd Lee Mullins (55)	Director, October, 2000 to present; President, M&M Contracting of Jasper, Inc.

Pierce T. Neese (65)
Director, January, 2001 to present; Chairman, United Security Bank, Sparta, Georgia; President, PTN Consulting Co., Inc., September, 1999 to January, 2001; Chief Executive Officer, Etowah Bank, March, 1975 to September, 1999.

John T. Trammell (51)	Director, President and Chief Executive Officer, October, 2000 to present; Vice President and Senior Lending Officer, Jasper Banking Co., 1990 to 1999.

Geraldine H. Moody (60)	Director, 2004 to present, Executive Vice President and Senior Lender 2000 to present; Manager of Loan Operations and Lending Officer, Jasper Banking Co., 1971 to 1999.

There are no family relationships among any of our directors and executive officers.

Meetings and Committees of the Board of Directors

Our Board of Directors held 12 meetings during 2004. All of the directors attended at least seventy-five percent (75%) of the meetings of the board and committees of the board on which they sat during their tenure as directors.

Our Board of Directors has established three committees, an Audit and Compliance Committee, an Executive Committee and a Loan Committee. The board does not have a nominating committee or a compensation committee.

Audit and Compliance Committee. We have had an Audit and Compliance Committee since our inception. The Audit and Compliance Committee serves as an independent and objective party to monitor the company’s financial reporting process and internal control systems; review and assess the performance of the company’s independent accountants and internal auditing department; and facilitate open communication among the independent accountants, financial and senior management, the internal auditing department, and the Board of Directors. Certain specific responsibilities of the Audit and Compliance Committee include recommending the selection of independent auditors; meeting with the independent auditors to review the scope and results of the audit; reviewing with management and the internal auditor the systems of internal controls and internal audit reports; ensuring that the company’s books, records, and external financial reports are in accordance with generally accepted accounting principles; and reviewing all reports of examination made by regulatory authorities and ascertaining that any and all operational deficiencies are satisfactorily corrected.

The directors currently serving on this Committee are Robert James (Chairman), Lee Mullins, and Mickey Dunn. The Audit and Compliance Committee met four times in 2004. The Board of Directors has determined that all of the members of the Audit and Compliance Committee are “independent” under applicable federal securities laws and, for purposes of complying with such federal securities law, the Nasdaq Stock Market listing standards. All of the members have sufficient knowledge in financial and accounting matters to serve on the Audit and Compliance Committee, including the ability to read and understand fundamental financial statements. The Board of Directors has also determined that no one serving on the Board is an audit committee financial expert as such term is defined in Item 401(e) of SEC Regulation S-B and considered independent according to Item 7(d)(3)(iv) of Schedule 14A. No prospective director has been found who meets the definition of an audit committee financial expert.

Executive Committee. The Executive Committee may review any matter that may be brought before a meeting of the full Board of Directors. The Executive Committee had four meetings in 2004. The directors currently serving on this committee are John Trammel, Donald Keeter and Robert James.

Loan Committee. The Loan Committee reviews any loan request made by a potential borrower over established credit thresholds for compliance with our lending policies and federal and state rules and regulations governing extensions of credit and decides whether to extend credit to the potential borrower. Because the full board participated in loan reviews in 2004, the Loan Committee had only five meetings in 2004. The directors currently serving on this committee are Donald Keeter (Chairman), Robert James, John Trammell, Mickey Dunn (alternate) and Lee Mullins (alternate).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of our common stock is required to file certain forms with the SEC. A report of beneficial ownership of the company’s common stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During 2004, each of Mr. Trammell and Mr. Eubanks filed a late Form 4 related to a purchase of stock. All other reports were timely filed during 2004.

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct designed to promote ethical conduct by our principal financial advisors that complies with the federal securities law requirements. Our Code of Ethical Conduct is filed as Exhibit 14 to this Annual Report on Form 10-K. The code was adopted on March 18, 2004.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the annual compensation for the fiscal years ending December 31, 2004, 2003 and 2002 paid to the chief executive officer, the only executive officer of the company whose salary and bonus exceeded $100,000 during the 2004 fiscal year. Mr. Trammell received no long-term compensation during this period.

		Annual Compensation

Name and Principal Offices held during 2004	Year	Salary	Bonus
John T. Trammell	2004	$115,000	$35,000
President and Chief Executive Officer	2003	$103,000	$30,000
	2002	$100,000	$ 8,000

Frank N. Eubanks	2004	$ 90,000	$15,000
Executive Vice President and Chief Financial Officer

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

No option grants were made and no options were exercised in the fiscal year ended 2004. The Company has never granted stock appreciation rights. The following table sets forth the number of shares covered by both exercisable and unexercisable options as of December 31, 2004 for the named executive officer listed on the Summary Compensation Table.

Name	Number of Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised in the Money Options at Fiscal Year End Exercisable/Unexercisable (1)
John T. Trammell	0/30,000	0/$150,000
Frank N. Eubanks	0/10,000	0/$50,000
__________________________
(1) Based on price of $15.00 per share, the last price known to the company at December 31, 2004.

Compensation of Directors

Each director will be paid a retainer of $5,000 plus $400 per month during 2005. Outside directors will be paid an additional $200 for their attendence at committee meetings. Each director was paid a retainer of $4,000 plus $400 for each monthly meeting in 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, information regarding (1) the 2000 Incentive Stock Option Plan, and (2) all compensation plans not previously approved by shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders	45,000		$10	30,000	(2)

Equity Compensation Plans Not Approved by Security Holders	155,000	(1)	$10	-

Total	200,000	(1)	$10	30,000	(2)
__________________________
(1)
Reflects warrants for 125,000 shares issued to each of the five nonemployee organizers of the company and 30,000 shares issued to each of the three employee organizers of the company, for a total of 155,000 shares, which are more fully discussed in Note 1 to the financial statements.

(2)	Amount available under the 2000 Incentive Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and the percentage ownership of shares of the Company common stock beneficially owned by each director and executive officer of the Company and by all current directors and executive officers as a group as of March 24, 2005. We are unaware of any shareholder who owns more than 5% of our outstanding shares of common stock that is not a director.

Name	Amount and Nature of Beneficial Ownership	Percent Beneficial Ownership(1)
Mickey T. Dunn	67,550(2)	6.0%

Frank N. Eubanks	27,200(3)	2.5%

Robert W. James	109,181(4)	9.7%

Donald T. Keeter	166,525(5)	14.8%

Boyd Lee Mullins	85,960(6)	7.7%

Pierce T. Neese	67,550	6.0%

John T. Trammell	39,307(3)	3.5%

Geraldine H. Moody	33,200(3)	3.0%

All directors and executive officers as a group (8 Persons)	596,473	53.2%
__________

(1)
The percentages shown are based on 1,125,000 shares of common stock outstanding as of March 24, 2005, which includes, as to each person and group listed, the number of shares of common stock deemed owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act, assuming the exercise of options and warrants held by such holder that are exercisable within 60 days of March 24, 2005.

(2)	Includes a currently exercisable warrant for 25,000 shares.

(3)	Includes a currently exercisable warrant for 10,000 shares.

(4)	Includes a currently exercisable warrant for 25,000 shares and 9,181 shares owned by McArthur Concrete Products, Inc., of which he is the owner.

(5)	Includes a currently exercisable warrant for 25,000 shares and 7,020 shares owned by Keeter Farms, L.P., of which he is managing partner.

(6)	Includes a currently exercisable warrant for 25,000 shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have had, and expect to have in the future, banking transactions in the ordinary course of business with our directors and officers and their associates, including corporations in which our officers or directors are shareholders, directors or officers, on the same terms (including interest rates and collateral) as then prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features. In addition, as of December 31, 2004, no officers or directors had loans exceeding 10% of our equity capital except for a loan outstanding to Mr. Mullins of $1,396,192 (or 10.3% of equity capital). The loan outstanding to Mr. Mullins was its highest during 2004 at October 2004 when $1,408,000 (or 10.7% of equity capital) was outstanding.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)	Financial Statements and Exhibits.

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B:

3.1	Articles of Incorporation of Community Banks of Georgia, Inc., dated March 6, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s 2003 Form 10-KSB, File No. 0-50522).

3.2	Bylaws of Community Banks of Georgia, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s 2003 Form 10-KSB, File No. 0-50522).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of our common stock.

10.1	Community Bank of Pickens County 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s 2003 Form 10-KSB, File No. 0-50522).*

14	Code of Ethical Conduct.

23.1	Consent of Mauldin & Jenkins, LLC.

23.2	Consent of Porter Keadle Moore, LLP.

24	Power of Attorney (included herein on signature page).

31.1	Certification by John T. Trammell, President and Chief Executive Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank N. Eubanks, Chief Financial Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by John T. Trammell, President and Chief Executive Officer at Community Banks of Georgia, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank N. Eubanks, Chief Financial Officer at Community Banks of Georgia, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________
*   Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.

(b)	Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the last quarter of 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The certified public accounting firm of Mauldin & Jenkins, LLC was the independent registered public accountant for the Company during the year ended December 31, 2004. Representatives of Mauldin & Jenkins are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and to respond to appropriate questions. The Company anticipates that Mauldin & Jenkins will be the Company’s independent registered public accountant for the 2005 fiscal year.

The certified public accounting firm of Porter Keadle Moore, LLP was the independent registered public accountant for the Company during the year ended December 31, 2003.

During 2004 and 2003, the company was billed the following amounts for services rendered by Mauldin & Jenkins and Porter Keadle Moore, respectively:

Audit Fees. The aggregate fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements, and review of the financial statements included in the Company’s quarterly filings on Form 10-QSB during those fiscal years were $34,823 and $38,400, respectively.

Audit Related Fees. The aggregate fees billed for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees” above were $0 and $21,023, respectively. Porter Keadle Moore’s fees in 2003 were primarily related to outsourced internal audit services.

Tax Fees. The aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning were $0 and $6,914, respectively. Porter Keadle Moore’s fees in 2003 were primarily related to the preparation of our income tax returns.

All Other Fees. In addition to the fees outlined above, fees in the amounts of $0 and $1,500, respectively, were billed for additional services rendered. Porter Keadle Moore’s fees in 2003 were primarily related to participation in and assistance with the strategic planning process.

The fees billed by Mauldin & Jenkins are pre-approved by our Audit and Compliance Committee in accordance with the policies and procedures set forth in the Committee’s charter. The Audit and Compliance Committee is to pre-approve all audit and non-audit services provided by our independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved. The Audit and Compliance Committee has determined that the rendering of non-audit professional services, as identified above, is compatible with maintaining Mauldin & Jenkins’s independence.

COMMUNITY BANKS OF GEORGIA, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2004, 2003, and 2002

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Community Banks of Georgia, Inc.
Jasper, Georgia

We have audited the accompanying consolidated balance sheet of Community Banks of Georgia, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Community Banks of Georgia, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the two years ended December 31, 2003 were audited by other auditors whose report, dated February 13, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Banks of Georgia, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
February 25, 2005

To the Board of Directors
Community Banks of Georgia, Inc.

We have audited the accompanying consolidated balance sheet of Community Banks of Georgia, Inc., and subsidiary as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Banks of Georgia, Inc. and subsidiary as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 13, 2004

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

Assets

	2004	2003

Cash and due from banks, including reserve requirement of $258,000 and $124,000 in 2004 and 2003, respectively	$818,805	1,222,225
Federal funds sold	1,542,000	2,027,000

Cash and cash equivalents	2,360,805	3,249,225

Investment securities available-for-sale	24,075,600	20,906,782
Other investments	514,951	263,750
Loans, net	119,421,210	89,791,071
Premises and equipment, net	2,454,068	2,375,012
Cash surrender value of life insurance	1,885,664	1,350,995
Accrued interest receivable and other assets	2,070,533	1,420,946

Total assets	$152,782,831	119,357,781

Liabilities and Shareholders’ Equity
Deposits:
Demand	$7,683,588	5,930,829
Interest bearing demand and money market	15,030,470	13,261,340
Savings	2,323,849	1,385,673
Time	67,186,621	54,590,810
Time over $100,000	42,492,030	30,369,978

Total deposits	134,716,558	105,538,630

Federal Home Loan Bank advances	3,900,000	1,900,000
Accrued interest payable and other liabilities	622,792	337,946

Total liabilities	139,239,350	107,776,576

Commitments

Shareholders' equity:
Common stock, par value $5; 10,000,000 shares authorized;
970,000 issued and outstanding	4,850,000	4,850,000
Additional paid-in capital	5,803,524	5,803,524
Retained earnings	2,880,866	925,782
Accumulated comprehensive income	9,091	1,899

Total shareholders' equity	13,543,481	11,581,205

	$152,782,831	119,357,781

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Interest income:
Loans, including loan fees	$7,329,094	5,629,863	3,242,453
Investment securities	1,140,104	727,952	414,427
Federal funds sold	24,668	36,601	55,100
Interest-bearing deposits in other banks	10,547	7,555	6,328

Total interest income	8,504,413	6,401,971	3,718,308

Interest expense:
Savings and time deposits	2,555,834	1,794,718	1,288,759
Interest bearing demand and money market	224,670	241,670	284,800
Borrowings	60,097	46,484	44,906

Total interest expense	2,840,601	2,082,872	1,618,465

Net interest income	5,663,812	4,319,099	2,099,843

Provision for loan losses	325,000	557,648	330,000

Net interest income after provision for loan losses	5,338,812	3,761,451	1,769,843

Other income:
Service charges on deposit accounts	339,815	227,715	136,522
Mortgage origination fees	60,879	97,771	49,618
Other income	163,083	110,647	29,871
Gain on sale of securities available-for-sale	-	75,310	-

Total other income	563,777	511,443	216,011

Other expenses:
Salaries and employee benefits	1,373,430	1,107,909	868,009
Occupancy and equipment	330,400	287,636	273,807
Other operating	1,074,107	846,306	539,151

Total other expenses	2,777,937	2,241,851	1,680,967

Net earnings before income tax expense	3,124,652	2,031,043	304,887

Income tax expense	1,169,568	760,014	90,000

Net earnings	$1,955,084	1,271,029	214,887

Basic earnings per share	$2.02	1.34	.38

Diluted earnings per share	$1.89	1.28	.35

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Net earnings	$1,955,084	1,271,029	214,887

Other comprehensive income, net of income taxes:
Unrealized gains (losses) on securities available-for-sale:

Holding gains (losses) arising during period, net of tax of $4,406, ($19,384) and $70,484 respectively	7,192	(31,626)	115,165

Gains on securities available for sale included in net earnings,net of tax of $0, $28,618, and $0, respectively	-	(46,692)	-

Total other comprehensive (loss) income	7,192	(78,318)	115,165

Comprehensive income	$1,962,276	1,192,711	330,052

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004, 2003, and 2002

			Retained	Accumulated
			Earnings	Other
	Common	Additional	(Accumulated	Comprehensive
	Stock	Paid-In Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2001	2,850,000	2,841,579	(560,134)	(34,948)	5,096,497

Proceeds from stock offering	1,356,155	2,034,233	-	-	3,390,388

Change in unrealized gain (loss) on securities available-for-sale	-	-	-	115,165	115,165

Net earnings	-	-	214,887	-	214,887

Balance, December 31, 2002	4,206,155	4,875,812	(345,247)	80,217	8,816,937

Proceeds from stock offering, net of offering costs of $38,055	643,845	927,712	-	-	1,571,557

Change in unrealized gain (loss) on securities available-for-sale	-	-	-	(78,318)	(78,318)

Net earnings	-	-	1,271,029	-	1,271,029

Balance, December 31, 2003	$4,850,000	5,803,524	925,782	1,899	11,581,205

Change in unrealized gain (loss) on securities available-for-sale	-	-	-	7,192	7,192

Net earnings	-	-	1,955,084	-	1,955,084

Balance, December 31, 2004	$4,850,000	5,803,524	2,880,866	9,091	13,543,481

See accompanying notes to consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$1,955,084	1,271,029	214,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	158,677	137,064	127,775
Provision for loan losses	325,000	557,648	330,000
Provision for deferred tax (benefit)	(101,421)	(127,780)	27,970
Gain on sale of securities available for sale	-	(75,310)	-
Increase in cash surrender value of life insurance	(83,964)	(60,995)	-
Change in:
Accrued interest receivable and other assets	(422,379)	(290,832)	(310,384)
Accrued interest payable and other liabilities	386,267	127,147	3,032

Net cash provided by operating activities	2,217,264	1,537,971	393,280

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of securities available for sale	3,043,768	7,592,501	3,963,080
Proceeds from sales of securities available for sale	-	2,065,938	-
Purchases of investment securities available for sale	(6,213,178)	(20,446,800)	(10,001,015)
Purchases of other investments	(251,201)	(168,750)	(78,400)
Net change in loans	(30,186,756)	(37,695,703)	(27,617,620)
Purchase of bank owned life insurance	(450,705)	(1,290,000)	-
Purchases of premises and equipment	(225,540)	(25,772)	(226,340)

Net cash used by investing activities	(34,283,612)	(49,968,586)	(33,960,295)

Cash flows from financing activities:
Net change in deposits	29,177,928	47,500,345	25,157,755
Proceeds from FHLB advances	2,000,000	-	1,900,000
Proceeds from the sale of common stock, net of offering costs	-	1,571,557	3,390,388

Net cash provided by financing activities	31,177,928	49,071,902	30,448,143

Net change in cash and cash equivalents	(888,420)	641,287	(3,118,872)

Cash and cash equivalents at beginning of year	3,249,225	2,607,938	5,726,810

Cash and cash equivalents at end of year	$2,360,805	3,249,225	2,607,938

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,756,927	2,055,019	1,669,639
Cash paid during the year for income taxes	$1,107,311	811,744	-

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities available for sale, net of tax	$7,192	(78,318)	115,165

Transfer of loans to other assets	$231,617	-	33,767
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

Investment Securities
The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale. At December 31, 2004 and 2003, all securities were classified as available for sale.

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

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. Generally, payments received on impaired loans are applied directly to principal.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

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

Foreclosed Assets
Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2004 and 2003 was $231,617 and $0, respectively.

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
Income Taxes, continued
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

For the Year Ended December 31, 2004:	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,955,084	970,000	$2.02
Effect of dilutive securities - stock options and warrants	-	66,667	(0.13)

Diluted earnings per share	$1,955,084	1,036,667	$1.89

For the Year Ended December 31, 2003:	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,271,029	950,949	$1.34
Effect of dilutive securities - stock options and warrants	-	39,000	(.06)

Diluted earnings per share	$1,271,029	989,949	$1.28

For the Year Ended December 31, 2002:	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$214,887	570,743	$.38
Effect of dilutive securities -stock options and warrants	-	39,000	(.03)

Diluted earnings per share	$214,887	609,743	$.35

(2)	Investment Securities Available-for-Sale
Investment securities available for sale at December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$16,891,824	75,092	100,666	16,866,250
Mortgage-backed securities	2,433,071	6,561	8,504	2,431,128
Municipal securities	1,737,843	4,643	23,069	1,719,417
Corporate debt securities	2,998,262	61,793	1,250	3,058,805

Total	$24,061,000	148,089	133,489	24,075,600

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities Available-for-Sale, continued

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$14,912,358	22,924	120,595	14,814,687
Mortgage-backed securities	3,498,881	13,390	8,959	3,503,312
Corporate debt securities	2,492,545	96,238	-	2,588,783

Total	$20,903,784	132,552	129,554	20,906,782

At December 31, 2004, all unrealized losses in the investment securities portfolio were related to debt securities. As of December 31, 2004, 12 out of 31 securities issued by U.S. Government agencies and Government sponsored Corporations, including mortgage-backed securities, contained unrealized losses. Of the 12 securities with an unrealized loss as of December 31, 2004, four were purchased during 2004, six of these securities were in an unrealized gain position as of December 31, 2003 and the other two have been in an unrealized loss position for a continuous twelve months. As such, all but two securities have been in an unrealized loss position for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed. The two investment securities with continuous unrealized losses for greater than twelve months are considered temporary as the unrealized losses are nominal in amount, the securities are fixed income with a stated maturity date, and they are rated AAA.

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

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities Available-for-Sale, continued
                The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
U.S. Government agencies:
1 to 5 years	$997,918	999,375
5 to 10 years	9,895,740	9,956,562
Greater than 10 years	5,998,166	5,910,313
	$16,891,824	16,866,250

Municipal securities:
5 to 10 years	$1,028,673	1,016,291
Greater than 10 years	709,170	703,126

	$1,737,843	1,719,417

Corporate debt securities:
1 to 5 years	$992,246	1,032,155
5 to 10 years	1,006,624	1,027,900
Greater than 10 years	999,392	998,750
	$2,998,262	3,058,805

Mortgage-backed securities	$2,433,071	2,431,128
	$24,061,000	24,075,600

There were no sales of securities available for sale during 2004 or 2002. Proceeds from sales of securities available for sale during 2003 were $2,065,938. Gross gains of $75,310 were recognized on these sales.

Securities with a carrying value of approximately $4,003,750 and $2,005,000 were pledged to secure advances from the FHLB at December 31, 2004 and 2003, respectively. At December 31, 2004, securities with a carrying value of $1,950,000 were pledged to secure public deposits. There were no public deposits at December 31, 2003.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)	Loans
Major classifications of loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Commercial, financial and agricultural	$19,690,956	$15,805,021
Real estate - mortgage	72,287,838	57,021,077
Real estate - construction	19,891,955	9,895,013
Consumer	8,987,980	8,233,011
	120,858,729	90,954,122
Less: Allowance for loan losses	1,437,519	1,163,051
	$119,421,210	$89,791,071

The Company grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Pickens and Cherokee Counties, Georgia. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

In 2004, the Company began deferring loan fees net of costs to originate. For 2004, the Company deferred approximately $57,000 of net deferred loan fees.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance at beginning of year	$1,163,051	647,447	328,523
Provisions charged to operations	325,000	557,648	330,000
Loans charged off	(57,857)	(43,234)	(12,014)
Recoveries on loans previously charged off	7,325	1,190	938

Balance at end of year	$1,437,519	1,163,051	647,447

At December 31, 2004, 2003, and 2002 the Company had approximately $53,000, $8,000, and $14,000 of non-accrual loans. There were no non-accrual loans without a valuation allowance at December 31, 2004, 2003, and 2002.

(4)	Premises and Equipment
Major classifications of premises and equipment as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$491,380	491,380
Land improvements	45,222	45,222
Building	1,566,643	1,546,720
Furniture and equipment	765,834	560,217
Automobile	21,510	21,510
	2,890,589	2,665,049
Less: Accumulated depreciation	436,521	290,037
	$2,454,068	2,375,012

Depreciation expense amounted to $146,484, $138,143, and $128,873 in 2004, 2003, and 2002, respectively.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(5)	Deposits
At December 31, 2004 the scheduled maturities of time deposits are as follows:

2005	$89,260,900
2006	11,442,138
2007	3,881,686
2008	3,625,884
2009	1,468,043
Thereafter	-

$109,678,651

At December 31, 2004 the Bank had brokered deposits of approximately $17,897,000.

(6)	FHLB Advance
The FHLB advances are collaterized by FHLB stock and certain investment securities. As of December 31, 2004, the Company had $3,900,000 of advances outstanding, which consisted of two advances. The $1,900,000 advance outstanding from the FHLB matures in 2012 and bears interest at a fixed rate of 2.39%. The $2,000,000 advance outstanding from the FHLB matures in 2006 and bears interest at an adjustable interest rate of 2.4475%. The FHLB may adjust the interest rate on the reset date, which is specified to be the 14th of each month, commencing October 14, 2004 until maturity, using one month LIBOR plus five basis points. At December 31, 2003, the Company had one advance of $1,900,000 outstanding from the FHLB, which is still outstanding as of December 31, 2004. The terms of this advance are discussed above.

(7)	Income Taxes
Income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current tax payable	$1,270,989	887,794	62,030
Utilization of net operating loss	-	-	(113,213)
Deferred tax expense	(101,421)	(127,780)	141,183

	$1,169,568	760,014	90,000

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2004	2003	2002
Pre-tax income at statutory rates (34%)	$1,062,382	690,555	103,662
Differences:
State income taxes, net of federal effect	75,970	57,616	4,694
Other	31,216	11,843	(18,356)

Total	$1,169,568	760,014	90,000

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(7)	Income Taxes, continued
The following summarizes the components of deferred taxes at December 31, 2004 and 2003.

	2004	2003
Deferred income tax assets:
Allowance for loan losses	$528,939	$429,515
Pre-opening expenses	33,678	52,170
Deferred compensation	31,937	13,812
Other	10,774	3,864

Total gross deferred income tax assets	605,328	499,361

Deferred income tax liabilities:
Premises and equipment	61,759	57,213
Net unrealized gain on securities available for sale	5,505	1,099

Total gross deferred income tax liabilities	67,264	58,312

Net deferred income tax asset	$538,064	441,049

(8)	Commitments
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

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	Approximate Contract Amount
	2004	2003
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$12,388,000	$15,005,000
Standby letters of credit	$310,000	$140,000

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(8)	Commitments, continued
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

The Company has a federal funds accommodation with another financial institution where the Company may borrow funds on a short-term basis at the market rate in effect at the time of borrowing. The total federal funds accommodation as of December 31, 2004 is $3,900,000. As of December 31, 2004, the Company had no amounts outstanding on these accommodations.

(9)	Related Party Transactions
The Company conducts transactions with its directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 2004 and 2003, deposits from directors, executive officers, and their related interests aggregated approximately $3,769,000 and $3,760,000, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2004:

Balance at December 31, 2003	$4,088,354
Advances	3,468,763
Repayments	4,678,391
Balance at December 31, 2004	$2,878,726

(10)	Employee and Director Benefit Plans
In connection with Pickens formation and initial offering, warrants were issued to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a period of ten years following the date the Bank opened for business, at the initial offering price of $10 per share. A total of 155,000 warrants were issued, with all warrants vested as of December 31, 2004.

During 2000, Pickens adopted a Stock Incentive Plan covering up to 75,000 shares of their common stock. This Plan was adopted by the Company subsequent to it incorporation. This Plan is administered by a committee of the Board of Directors and provides for the granting of options to purchase shares of the common stock to officers, directors and key employees of the Company. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the committee. Options will not be exercisable later than ten years after the date of grant.

During 2000, Pickens awarded stock options to purchase 45,000 shares of common stock to the three initial officers at the offering price of $10 per share. Of the shares awarded, 30,000 shares will vest evenly on the fifth, seventh and ninth anniversaries of the Company’s opening. The remaining 15,000 shares will fully vest on the fifth anniversary of Pickens’ opening. None of these shares are exercisable as of December 31, 2004.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)	Employee and Director Benefit Plans, continued
In February 2003, the Company initiated a postretirement benefit plan to provide retirement benefits to key officers and to provide death benefits for their designated beneficiaries. Under the plan, the Company purchased life insurance contracts on the lives of the key officers. The increase in cash surrender value of the contracts, less the Company’s cost of funds, constitutes the Company’s contribution to the plan each year. Plan participants are to be paid annual benefits for a specified number of years commencing upon retirement. Expenses incurred for benefits relating to this plan were approximately $47,748, $36,388, and $0 during 2004, 2003, and 2002, respectively.

In 2001, the Company adopted a defined contribution plan, intended to comply with the requirements of Section 401(k) of the internal revenue code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are made each payroll period and are approved annually by the Board of Directors. The Company matched each participant’s contributions up to 3% of the participant’s eligible compensation, which amounted to $21,458, $15,415, and $0 in 2004, 2003, and 2002, respectively,

(11)	Dividend Restrictions
Banking regulations restrict the amount of dividends a bank may pay without obtaining prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of total capital in relation to its assets, deposits and other such items. At December 31, 2004, Pickens may declare dividends up to fifty percent of their prior year’s net income, which approximates $982,000.

(12)	Regulatory Matters
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Pickens to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that all capital adequacy requirements to which they are subject have been met.

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)	Regulatory Matters, continued
As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized Pickens as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Pickens must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Pickens’ category.

The Company’s shareholders’ equity is approximately the same as Pickens’ shareholders’ equity as of December 31, 2004 and 2003. As such, the Company’s capital amounts and ratios are not presented.

The actual capital amounts and ratios for Pickens are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):	$14,922	13.18%	$9,061	8.00%	$11,326	10.00%
Tier 1 Capital (to Risk Weighted Assets):	$13,506	11.92%	$4,530	4.00%	$6,796	6.00%
Tangible Capital (to Tangible Assets):	$13,506	8.84%	$6,108	4.00%	$7,635	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):	$12,779	13.19%	$7,753	8.00%	$9,692	10.00%
Tier 1 Capital (to Risk Weighted Assets):	$11,616	11.99%	$3,877	4.00%	$5,815	6.00%
Tangible Capital (to Tangible Assets):	$11,616	9.74%	$4,770	4.00%	$5,962	5.00%

(13)	Miscellaneous Operating Expenses
Components of other operating expenses in excess of 1% of interest and other income for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Stationery and supplies	$85,888	83,457	52,286
Data processing fees	151,917	130,218	108,074
Professional fees	117,286	171,293	62,077
Advertising and marketing	131,857	110,920	59,907

(14)	Fair Value of Financial Instruments
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

(14)	Fair Value of Financial Instruments, continued
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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2004 are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)		(in thousands)
Assets:
Cash and cash equivalents	2,361	2,361	3,249	3,249
Investment securities available for sale	24,076	24,076	20,907	20,907
Other investments	515	515	264	264
Loans, net of allowance	119,421	116,735	89,791	90,655
Cash surrender value of life insurance	1,886	1,886	1,351	1,351

Liabilities:
Deposits	134,717	136,692	105,539	106,080
FHLB advances	3,900	3,831	1,900	2,030

COMMUNITY BANKS OF GEORGIA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(15)	Parent Company
As of October 20, 2003 Community Banks of Georgia, Inc. received regulatory approval and effected a corporate reorganization whereby the shareholders of Community Bank of Pickens County became shareholders of Community Banks of Georgia, Inc. by exchanging their current Community Bank of Pickens County shares for Community Banks of Georgia, Inc. shares on a one for one basis.

The transaction has been accounted for as a corporate reorganization by entities under common control, whereby Community Banks of Georgia, Inc. has been capitalized as of the effective date of the reorganization based on the historical financial statements of Community Bank of Pickens County. Therefore, the financial statements of Community Banks of Georgia, Inc. have been restated by taking Community Bank of Pickens County’s 2004 and 2003 financial statements and reclassifying certain components.

Balance Sheets

Assets

	2004	2003
Cash	$28,499	-
Investment in Bank	13,514,982	11,618,480
	$13,543,481	11,618,480

Liabilities and Shareholders’ Equity

Other liabilities	$-	37,275
Shareholders’ equity	13,543,481	11,581,205
	$13,543,481	11,618,480

Statements of Earnings

For the Years Ending December 31, 2004 and 2003

	2004	2003
Dividend income	$75,000	-
Operating expense	(9,226)	(37,275)
Equity in undistributed earnings of Bank	1,889,310	1,308,304
Net earnings	$1,955,084	1,271,029

Statements of Cash Flows

For the Years Ending December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net earnings	$1,955,084	1,271,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(1,889,310)	(1,308,304)
Change in other assets and other liabilities	(37,275)	37,275
Net cash provided by operating activities, which is also net change in cash	28,499	-
Cash at beginning of year	-	-
Cash at end of year	$28,499	-

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jasper, State of Georgia, on the 31st day of March, 2005.

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

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 31st day of March, 2005.

Signature	Title

/s/ John T. Trammell	Chief Executive Officer, President and Director (principal executive officer)
John T. Trammell

/s/ Frank N. Eubanks	Executive Vice-President, Chief Financial Officer and Director (principal accounting and financial officer)
Frank N. Eubanks

/s/ Donald T. Keeter	Chairman
Donald T. Keeter

/s/ Mickey T. Dunn	Director
Mickey T. Dunn

/s/ Robert W. James	Director
Robert W. James

/s/ oyd Lee Mullins	Director
Boyd Lee Mullins

/s/ Pierce T. Neese	Director
Pierce T. Neese

/s/ Geraldine H. Moody	Director
Geraldine H. Moody

EXHIBIT INDEX

14	Code of Ethical Conduct.

23.1	Consent of Mauldin & Jenkins, LLC.

23.2	Consent of Porter Keadle Moore, LLP.

24	Power of Attorney (included herein on signature page).

31.1	Certification by John T. Trammell, President and Chief Executive Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank N. Eubanks, Chief Financial Officer of Community Banks of Georgia, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by John T. Trammell, President and Chief Executive Officer at Community Banks of Georgia, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank N. Eubanks, Chief Financial Officer at Community Banks of Georgia, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.