Form 10QSB
period 2005-03-31
COMMUNITY BANKS OF GEORGIA INC
filed 2005-05-16
CIK 1273555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from   to _________

Community Banks of Georgia, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	20-0485183
(State of Incorporation)	(I.R.S. Employer Identification No.)

15 Sammy McGhee Blvd.
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

YES     ☒     NO
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, par value $5 per share: 970,000 shares outstanding as of May 10, 2005

Transitional small business disclosure format (check one):

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
COMMUNITY BANKS OF GEORGIA, INC.
Consolidated Balance Sheets

Assets
	March 31, 2005 (unaudited)	December 31, 2004 (audited)

Cash and due from banks, including reserve requirements of $310,000 and $258,000, respectively	$2,278,250	818,805
Federal funds sold	-	1,542,000

Cash and cash equivalents	2,278,250	2,360,805

Investment securities available for sale	22,648,975	24,075,600
Other investments	588,033	514,951
Loans, net	126,795,932	119,421,210
Premises and equipment, net	2,546,842	2,454,068
Bank owned life insurance	1,907,051	1,885,664
Accrued interest receivable and other assets	2,323,867	2,070,533

Total assets	$159,088,950	152,782,831

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Demand	$7,317,190	7,683,588
Interest bearing demand and money market	14,709,148	15,030,470
Savings	2,358,954	2,323,849
Time	69,523,018	67,186,621
Time over $100,000	45,560,607	42,492,030

Total deposits	139,468,917	134,716,558

Federal funds purchased	994,000	-
Federal Home Loan Bank advances	3,900,000	3,900,000
Accrued interest payable and other liabilities	831,926	622,792

Total liabilities	145,194,843	139,239,350

Commitments

Shareholders' equity:

Common Stock, $5 par value; 10,000,000 shares authorized; 970,000 shares issued and outstanding	4,850,000	4,850,000
Additional paid-in capital	5,803,524	5,803,524
Retained earnings	3,401,316	2,880,866
Accumulated comprehensive income (loss)	(160,733)	9,091

Total shareholders’ equity	13,894,107	13,543,481

	$159,088,950	152,782,831

See accompanying notes to unadudited consolidated financial statements

COMMUNITY BANKS OF GEORGIA, INC.
Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Loans, including loan fees	$2,208,618	1,638,461
Investment securities	280,461	264,184
Federal funds sold	5,877	4,296

Total interest income	2,494,956	1,906,941

Interest expense:
Deposits	894,879	582,548
Federal Home Loan Bank advances	25,065	12,140
Federal funds purchased	4,317	-

Total interest expense	924,261	594,688

Net interest income	1,570,695	1,312,253

Provision for loan losses	132,500	40,000

Net interest income after provision for loan losses	1,438,195	1,272,253

Other income:
Service charges on deposit accounts	87,385	71,559
Mortgage origination fees	8,719	17,055
Other income	52,902	29,677

Total other income	149,006	118,291

Other expenses:
Salaries and employee benefits	404,489	328,616
Occupancy and equipment	100,603	86,879
Other operating	350,264	220,845

Total other expenses	855,356	636,340

Net earnings before income tax expense	731,845	754,204

Income tax expense	211,395	286,639

Net earnings	$520,450	467,565

Earnings per common share:

Basic earnings per share (based on average outstanding shares of 970,000)	$.54	.48

Diluted earnings per share (based on average outstanding
shares of 1,036,667 and 1,035,000, respectively)	$.50	.45

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$520,450	467,565

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale,
net of tax of $104,088 and ($103,174)	(169,824)	168,337

Comprehensive income	$350,626	635,902

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$520,450	467,565
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	132,500	40,000
Depreciation, amortization and accretion	40,181	33,935
Increase in cash surrender value of life insurance	(21,387)	(16,635)
Change in:
Accrued interest receivable and other assets	(149,246)	(115,233)
Accrued interest payable and other liabilities	209,134	425,793

Net cash provided by operating activities	731,632	835,425

Cash flows from investing activities:
Proceeds from calls, maturities, and
paydowns of securities available for sale	1,151,149	227,309
Purchases of other investments	(73,082)	(138,401)
Purchases of investment securities available for sale	-	(2,384,242)
Net change in loans	(7,507,222)	(7,950,833)
Purchases of premises and equipment	(131,391)	(58,229)
Purchase of bank owned life insurance	-	(467,340)

Net cash used by investing activities	(6,560,546)	(10,771,736)

Cash flows from financing activities:
Net change in deposits	4,752,359	8,094,948
Net change in federal funds purchased	994,000	-

Net cash provided by financing activities	5,746,359	8,094,948

Net decrease in cash and cash equivalents	(82,555)	(1,841,363)

Cash and cash equivalents at beginning of the period	2,360,805	3,249,225

Cash and cash equivalents at end of period	$2,278,250	1,407,862

Supplemental schedule of noncash investing activities:
Change in unrealized gain (loss) on securities available for sale, net of tax	$(169,824)	168,337

Supplemental disclosure of cash flow information:
Interest paid	$901,827	541,438
Taxes paid	$51,802	122,395

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.

(2)	Net Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of earnings with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities, and warrants.

For the Three Months Ended March 31, 2005:	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	520,450	970,000.54
Effect of dilutive securities - stock warrants	-	66,667	(.04)

Diluted earnings per share	520,450	1,036,667.50

For the Three Months Ended March 31, 2004:	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$467,565	970,000	$.48
Effect of dilutive securities - stock warrants	-	65,000	(.03)

Diluted earnings per share	$467,565	1,035,000	$.45

(3)	Off Balance Sheet Arrangements

In the normal course of business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. The Company’s unfunded commitments remain consistent as a percentage of total outstanding loans. For further information, please refer to our Annual Report of Form 10-KSB for the year ended December 31, 2004.

(4)	Reclassifications
Certain amounts for the comparative periods of 2004 have been reclassified to conform to the 2005 presentation. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

(5)	Subsequent Event
On May 3, 2005, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission concerning the Company’s intent to effect a reorganization that will permit it to become a private company by reducing the number of shareholders of record below 300. The reorganization will allow the Company to realize significant cost savings by terminating the registration of its common stock under the Securities Exchange Act of 1934, and its related reporting obligations, In the reorganization, shareholders owning less than 500 shares of Company common stock will receive $20.85 per share for each share of stock they own as of the record date. All other shares will remain outstanding and be unaffected by the reorganization. The projected impact of this reorganization will be to reduce the number of record shareholders from 514 to approximately 248 and the number of outstanding shares of common stock will decrease from 970,000 to approximately 912,213.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

Financial Condition

Total assets at March 31, 2005 were approximately $159.1 million representing a $6.3 million (4.1%) increase from December 31, 2004. Deposits increased $4.8 million (3.5%) from December 31, 2004, while loans, net of the allowance, increased $7.4 million (6.2%).

The allowance for loan losses at March 31, 2005 totaled $1.4 million, representing 1.1% of total loans compared to the December 31, 2004 total of $1.4 million, which represented 1.2% of total loans.

There were no related party loans or other loans which were considered nonperforming at March 31, 2005.

Results of Operations

Overall Year to Date. Our results for the three months ended March 31, 2005, when compared to the three months ended March 31, 2004, reflected the continued growth of our earning assets which resulted in increased net interest income. Total revenues, which are comprised of interest income and other income, for the three months ended March 31, 2005 were $2.6 million, compared to total revenues for the three months ended March 31, 2004 of $2.0 million. The provision for loan losses was $133,000 for the first three months of 2005 compared to $40,000 in the first three months of 2004. Noninterest expenses were $855,000 for the three months ended March 31, 2005, compared to $636,000 for the three months ended March 31, 2004. On a pre-tax basis net earnings for the three months ended March 31, 2005 were $732,000 compared to $754,000 for the same 2004 period. Net income for the three months ended March 31, 2005 was $520,000 compared to $468,000 for the three months ended March 31, 2004.

Net Interest Income. For the three months ended March 31, 2005, we reported net interest income of $1.6 million, a 19.7% increase over the $1.3 million reported for the period ended March 31, 2004. This increase in net interest income is attributable to the growth of our balance sheet in interest earning assets, primarily loans, as compared to March 31, 2004.

For the three months ended March 31, 2005, our yield on earning assets was 6.65% while the cost of funding sources was 2.80%. While the net interest spread was 3.85%, net interest margin, which is defined as net interest revenue as a percent of average total interest earning assets and considers the positive effect of investing non-interest bearing deposits, was 4.19%. For the three months ended March 31, 2004, our yield on earning assets was 5.96% while the cost of funding sources was 2.24%. While net interest spread was 3.72%, net interest margin, was 4.42%. Our decrease in net interest margin is related to our growth in total interest earning assets. Our overall results of operations are materially consistent with the year to date planned/budgeted operations.

Provision for Loan Losses. We provided $133,000 for the three months ended March 31, 2005 to the allowance for loan losses, compared to $40,000 for the corresponding period in 2004, to adequately provide for estimated future losses which may arise in our growing loan portfolio. The increase in the amount provided in 2005 compared to the same period in 2004 is due to the partial charge off of a specific loan in the first quarter of 2005. Net charge offs were $170,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively.

Other Income. Other income consists predominately of service charges on deposit accounts, and other income. For the three months ended March 31, 2005, our other income was $149,000, which was an increase of $31,000, or 26.0%, when compared to the three months ended March 31, 2004. Our increase in other income is primarily the result of increased service charges on a growing transaction deposit base of average deposits, as well as income from bank owned life insurance of $21,000 for the three months ended March 31, 2005. Other income approximated 6% of our total revenues (interest income plus noninterest income) for the first three months of 2005 and 2004.

Other expense. Other expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended March 31, 2005, we incurred approximately $855,000 in other expenses compared to $636,000 for the three months ended March 31, 2004. Our primary component of noninterest expense is salaries and employee benefits, which is the primary component of the increase in other expense due to an increase in employees to service our growing customer base. In addition to the increase in salaries and employee benefits of $76,000, we also incurred additional occupancy expenses related to depreciation of the main office, as well as an increase in additional outside service fees of $15,000 the three months ended March 31, 2005 compared to the same period in 2004.

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2005. The Company’s consolidated capital ratios are consistent with the Bank’s capital ratios.

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	11.47%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	7.47%

Total Capital, Actual	12.62%
Total Capital minimum requirement	8.00%

Excess	4.62%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets, Actual	8.89%
Minimum leverage requirement	4.00%

Excess	4.89%

 Liquidity

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with its correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to meet liquidity needs. It is our policy to monitor our liquidity to meet regulatory requirements and their local funding requirements. Management believes the current level of liquidity is adequate to meet our needs.

Primary sources of liquidity for us are a stable base of deposits, scheduled repayments on our loans, and interest and maturity of our investments. We have classified all securities as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage our interest rate sensitivity gap or liquidity. We may also use cash and due from banks and federal funds sold to meet liquidity needs.

We maintain relationships with correspondent banks that can provide funds to us on short notice, if needed. Presently, we have an arrangement with The Bankers Bank for short term unsecured advances up to $3,900,000.

Cash and cash equivalents decreased $83,000 from December 31, 2004. Cash inflows from financing activities totaled $5.7 million, attributable to net deposit increases during 2005 and net increases in federal funds purchased.

During 2005, cash provided by operating activities totaled $732,000, while investing activities used $6.6 million, of which loans to customers, net of repayments, totaled $7.5 million and proceeds from calls, maturities, and paydowns provided approximately $1.2 million.

Item 3.   CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15). Based on, and as of, March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date of their evaluation.

COMMUNITY BANKS OF GEORGIA, INC.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
               None
Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

COMMUNITY BANKS OF GEORGIA, INC.

By: /s/ John T. Trammell
John T. Trammell, President/CEO
(Principal Executive Officer)

Date: May 16, 2005

By: /s/ Frank N. Eubanks
Frank N. Eubanks, CFO
(Principal Financial and Accounting Officer)

Date: May 16, 2005