Form 10QSB
period 2005-06-30
COMMUNITY BANKS OF GEORGIA INC
filed 2005-08-15
CIK 1273555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________  to _________

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

YES    ☒     NO  ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, par value $5 per share: 970,000 shares outstanding as of August 15, 2005

Transitional small business disclosure format (check one):

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
COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Balance Sheets

Assets
	June 30, 2005 (unaudited)	December 31, 2004 (audited)

Cash and due from banks, including reserve requirements of $341,000 and $258,000, respectively	$2,969,755	818,805
Federal funds sold	3,728,000	1,542,000

Cash and cash equivalents	6,697,755	2,360,805

Investment securities available for sale	23,002,568	24,075,600
Other investments	588,032	514,951
Loans, net	140,191,531	119,421,210
Premises and equipment, net	2,517,217	2,454,068
Accrued interest receivable and other assets	1,915,849	1,885,664
Bank owned life insurance	2,505,767	2,070,533

Total assets	$177,418,719	152,782,831

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Demand	$7,605,657	7,683,588
Interest bearing demand and money market	18,673,861	15,030,470
Savings	2,446,570	2,323,849
Time	75,885,359	67,186,621
Time over $100,000	53,578,109	42,492,030

Total deposits	158,189,556	134,716,558

Federal Home Loan Bank advances	3,900,000	3,900,000
Accrued interest payable and other liabilities	801,305	622,792

Total liabilities	162,890,861	139,239,350

Commitments

Shareholders' equity:
Common stock, $5 par value; 10,000,000 shares authorized;
970,000 shares issued and outstanding	4,850,000	4,850,000
Additional paid-in capital	5,803,524	5,803,524
Retained earnings	3,927,808	2,880,866
Accumulated comprehensive (loss) income	(53,474)	9,091

Total shareholders’ equity	14,527,858	13,543,481

	$177,418,719	152,782,831

See accompanying notes to unadudited consolidated financial statements

COMMUNITY BANKS OF GEORGIA, INC.
Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income:
Loans, including loan fees	$2,433,214	1,766,750	4,641,832	3,405,211
Investment securities	281,412	275,795	561,873	539,979
Federal funds sold	15,239	5,190	21,116	9,486

Total interest income	2,729,865	2,047,735	5,224,821	3,954,676
Interest expense:
Deposits	1,110,360	639,109	2,005,239	1,221,657
Federal Home Loan Bank advances	33,371	11,479	58,436	22,958
Other	1,890	541	6,207	1,202

Total interest expense	1,145,621	651,129	2,069,882	1,245,817

Net interest income	1,584,244	1,396,606	3,154,939	2,708,859

Provision for loan losses	60,000	100,000	192,500	140,000

Net interest income after provision for loan losses	1,524,244	1,296,606	2,962,439	2,568,859

Other income:
Service charges on deposit accounts	97,774	89,850	185,159	161,409
Mortgage origination fees	16,315	12,508	25,034	29,564
Other income	44,065	33,545	96,967	63,221

Total other income	158,154	135,903	307,160	254,194

Other expenses:
Salaries and employee benefits	432,040	355,351	836,529	683,967
Occupancy and equipment	94,716	93,276	195,319	180,155
Other operating	312,192	233,426	662,456	454,271

Total other expenses	838,948	682,053	1,694,304	1,318,393

Net earnings before income tax expense	843,450	750,456	1,575,295	1,504,660

Income tax expense	316,958	283,429	528,353	570,068

Net earnings	$526,492	467,027	1,046,942	934,592

Earnings per common share:

Basic earnings per share (based on average outstanding
shares of 970,000)	$.54	.48	1.08	.96

Diluted earnings per share (based on average outstanding
shares of 1,036,667, 1,035,000, 1,036,667, and 1,035,000)	$.51	.45	1.01	.90

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30,2004	June 30, 2005	June 30, 2004

Net earnings	$526,492	$467,027	$1,046,942	$934,592

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale,
net of tax (benefit) of $65,740, ($343,831),
($38,347) and ($240,656)	107,259	(560,987)	(62,565)	(392,650)

Comprehensive (loss) income	$633,751	$(93,960)	$984,377	$541,942

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKS OF GEORGIA, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$1,046,942	934,592
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	192,500	140,000
Depreciation, amortization and accretion	80,999	70,150
Increase in bank owned life insurance	(30,185)	(33,270)
Change in:
Accrued interest receivable and other assets	(396,887)	(406,789)
Accrued interest payable and other liabilities	178,513	333,337

Net cash provided by operating activities	1,071,882	1,038,020

Cash flows from investing activities:
Proceeds from calls, maturities, and
paydowns of securities available for sale	2,325,357	615,526
Purchases of other investments	(73,081)	(138,401)
Purchases of investment securities available for sale	(1,353,982)	(4,384,242)
Net change in loans	(20,962,821)	(15,422,757)
Purchases of premises and equipment	(143,403)	(105,103)
Purchase of bank owned life insurance	-	(450,705)

Net cash used by investing activities	(20,207,930)	(19,885,682)

Cash flows from financing activities:
Net change in deposits	23,472,998	19,812,130

Net cash provided by financing activities	23,472,998	19,812,130

Net increase in cash and cash equivalents	4,336,950	964,468

Cash and cash equivalents at beginning of the period	2,360,805	3,249,225

Cash and cash equivalents at end of period	$6,697,755	4,213,693

Supplemental schedule of noncash investing activities:
Change in unrealized (loss) on securities available for sale, net of tax	$(100,912)	(392,650)

Supplemental disclosure of cash flow information:
Interest paid	$2,034,778	1,198,383
Taxes paid	$471,802	622,395

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.

(2)	Reclassifications
Reclassifications of certain amounts in the 2004 consolidated financial statements have been made to conform with the financial statement presentation for 2005. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

(3)	Net Earnings Per Share
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

For the Six Months Ended June 30, 2005:	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$1,046,942	970,000	$1.08
Effect of dilutive securities - stock options and warrants	-	66,667	(.07)

Diluted earnings per share	$1,046,942	1,036,667	$1.01

For the Six Months Ended June 30, 2004:	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$934,592	970,000	$.96
Effect of dilutive securities - stock options and warrants	-	65,000	(.06)

Diluted earnings per share	$934,592	1,035,000	$.90

COMMUNITY BANKS OF GEORGIA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(3)	Net Earnings Per Share, continued

For the Three Months Ended June 30, 2005:	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$526,492	970,000	$.54
Effect of dilutive securities - stock options and warrants	-	66,667	(.03)

Diluted earnings per share	$526,492	1,036,667	$.51

For the Three Months Ended June 30, 2004:	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$467,027	970,000	$.48
Effect of dilutive securities - stock options and warrants	-	65,000	(.03)

Diluted earnings per share	$467,027	1,035,000	$.45

(4)	Off Balance Sheet Arrangements
In the normal course of business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. The company’s unfunded commitments were $20,775,000 and $14,446,000 as of June 30, 2005, and 2004, respectively.

(5)	Subsequent Events
On July 20, 2005, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission concerning the Company’s intent to effect a reorganization that will permit it to become a private company by reducing the number of shareholders of record below 300. The reorganization will allow the Company to realize significant cost savings by terminating the registration of its common stock under the Securities Exchange Act of 1934, and its related reporting obligations. In the reorganization, shareholders owning less than 500 shares of Company common stock will receive $20.85 per share for each share of stock they own as of the record date. All other shares will remain outstanding and be unaffected by the reorganization. The projected impact of this reorganization will be to reduce the number of record shareholders from 610 to approximately 248 and the number of outstanding shares of common stock will decrease from 970,000 to approximately 912,213. The total cost to the Company, including expenses, of effecting the reorganization is expected to be approximately $1.29 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2005

Financial Condition

Total assets at June 30, 2005 were $177.4 million representing a $24.6 million (16.1%) increase from December 31, 2004. Deposits increased $23.5 million (17.4%) from December 31, 2004, while loans, net of the allowance, increased $20.8 million (17.4%).

The allowance for loan losses at June 30, 2005 totaled $1.5 million, representing 1.03% of total loans compared to the December 31, 2004 total of $1.4 million, which represented 1.2% of total loans. Cash and cash equivalents increased $4.3 million from December 31, 2004, which is discussed in more detail in “Liquidity”.

There were no related party loans or other loans which were considered nonperforming at June 30, 2005.

Results of Operations

Overall Year to Date. Our results for the six months ended June 30, 2005, when compared to the six months ended June 30, 2004, reflected the continued growth of our earning assets which resulted in increased net interest income. Total revenues, which are comprised of interest income and noninterest income, for the six months ended June 30, 2005 were $5.5 million, compared to total revenues for the six months ended June 30, 2004 of $4.2 million. The provision for loan losses was $192,500 for the first six months of 2005 compared to $140,000 in the first six months of 2004. Noninterest expenses were $1.7 million for the six months ended June 30, 2005, compared to $1.3 million for the six months ended June 30, 2004. On a pre-tax basis net earnings for the six months ended June 30, 2005 were $1.6 million compared to $1.5 million for the same period in 2004. Net income for the six months ended June 30, 2005 was $1,047,000 compared to $935,000 for the six months ended June 30, 2004.

Net Interest Income. For the six months ended June 30, 2005, we reported net interest income of $3.2 million, a 16.5% increase over the $2.7 million reported for the period ended June 30, 2004. This increase in net interest income is attributable to the growth of our balance sheet in interest earning assets, primarily loans.

For the six months ended June 30, 2005, our yield on earning assets was 6.75% while the cost of funding sources was 3.01%. While the net interest spread was 3.74%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.09%. For the six months ended June 30, 2004, our yield on earning assets was 6.40% while the cost of funding sources was 2.25%. While net interest spread was 4.15%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.39%. Our overall results of operations are materially consistent with the year to date planned/budgeted operations.

Provision for Loan Losses. We provided $192,500 for the six months ended June 30, 2005 to the allowance for loan losses for potential problem loans, compared to $140,000 for the corresponding period in 2004, to adequately provide for estimated future losses which may arise in our growing loan portfolio. The increase in the amount provided in 2005 compared to the same period in 2004 is considered appropriate to reserve against future losses inherent in the loan portfolio. Net charge offs were $173,000 and $16,000 for the six months ended June 30, 2005 and 2004, respectively, of which $150,000 was related to commercial and industrial loans for the six months ended June 30, 2005.

Loans past due 90 days or more were $112,000 at June 30, 2005 as compared to $13,000 at June 30, 2004. Loans on non accrual at June 30, 2005 were $236,000 and $388,000, respectively.

Other Income. Other income consists predominately of service charges on deposit accounts, and other miscellaneous revenues and fees.

For the six months ended June 30, 2005, our other income was $307,000, which was an increase of $53,000, or 21%, when compared to the six months ended June 30, 2004. Our increase in other income is the result of increase service charges on a growing deposit base compared to 2004, and modest increase in other income. Other income comprised 5.6% of our total revenues (interest income plus other income) for the first six months of 2005.

Other expense. Other expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the six months ended June 30, 2005, we incurred approximately $1.7 million in other expenses compared to $1.3 million for the six months ended June 30, 2004. Our primary component of other expense is salaries and employee benefits, which is the primary component of the increase in other expense due to an increase in employees to service our growing customer base. In addition to the increase in salaries and employee benefits, we also incurred additional occupancy expenses related to depreciation of the main office, as well as increases in other operating expenses including increases in data processing fees, outside service fees and miscellaneous other expenses of $33,000, $23,000 and $59,000, respectively. The remaining increases in other expenses consist of normal inflationary increases and increases related to the continued growth of the Company.

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2005. The Company’s consolidated capital ratios are consistent with the Bank’s capital ratios.

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	10.74%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	6.74%

Total Capital, Actual	11.83%
Total Capital minimum requirement	8.00%

Excess	3.83%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets, Actual	8.70%
Minimum leverage requirement	4.00%

Excess	4.70%

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

Cash and cash equivalents increased $4.3 million from December 31, 2004. Cash inflows from financing activities totaled $23.5 million, attributable to net deposit increases during 2004.

During 2005, cash provided by operating activities totaled $1.1 million, while investing activities used $20.2 million, of which investment security purchases totaled $1.4 million and loans to customers, net of repayments, totaled $21 million.

Item 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15). Based on such evaluation, and as of the date of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, information required to be included in our reports that are filed or submitted by us as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date of their evaluation.

COMMUNITY BANKS OF GEORGIA, INC.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) / 15d - 14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) / 15d - 14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMMUNITY BANKS OF GEORGIA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKS OF GEORGIA, INC.

By: /s/ John T. Trammell
John T. Trammell, President/CEO
(Principal Executive Officer)

Date: August 15, 2005

By: /s/ Frank N. Eubanks
Frank N. Eubanks, CFO
(Principal Financial and Accounting Officer)

Date: August 15, 2005